Form 10-Q
period 2024-03-31
GE Vernova Inc.
filed 2024-04-30
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-41966
GE Vernova Inc.
(Exact name of registrant as specified in its charter)

Delaware			92-2646542
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

58 Charles Street,	Cambridge,	MA	02141
(Address of principal executive offices)			(Zip Code)

(617) 674-7555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GEV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 31, 2024, the last business day of the registrant’s most recently completed fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share, and all of the registrant’s then outstanding shares were held by its former parent company. The registrant’s common stock began "regular way" trading on the New York Stock Exchange on April 2, 2024, the date its former parent distributed all of the shares of the registrant’s common stock it owned. There were 274,085,523 shares of common stock with a par value of $0.01 per share outstanding at April 26, 2024.

TABLE OF CONTENTS

			Page

Forward-Looking Statements			3
About GE Vernova			4
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)			4
Transition to Stand-alone Company			4
Results of Operations			5
Segment Operations			7
Other Combined Information			10
Capital Resources and Liquidity			10
Recently Issued Accounting Pronouncements			12
Critical Accounting Estimates			12
Non-GAAP Financial Measures			13
Controls and Procedures			15
Financial Statements and Notes			16
Combined Statement of Income (Loss)			16
Combined Statement of Financial Position			17
Combined Statement of Cash Flows			18
Combined Statement of Comprehensive Income (Loss)			19
Combined Statement of Changes in Equity			19
Note	1	Organization and Basis of Presentation	20
Note	2	Summary of Significant Accounting Policies	20
Note	3	Dispositions and Businesses Held for Sale	21
Note	4	Current and Long-Term Receivables	21
Note	5	Inventories, Including Deferred Inventory Costs	22
Note	6	Property, Plant, and Equipment	22
Note	7	Leases	22
Note	8	Goodwill and Other Intangible Assets	22
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	22
Note	10	Current and All Other Assets	23
Note	11	Equity Method Investments	23
Note	12	Accounts Payable and Equipment Project Payables	24
Note	13	Postretirement Benefit Plans	24
Note	14	Current and All Other Liabilities	24
Note	15	Income Taxes	24
Note	16	Accumulated Other Comprehensive Income (Loss) (AOCI)	25
Note	17	Other Income (Expense) – Net	25
Note	18	Financial Instruments	25
Note	19	Variable Interest Entities	27
Note	20	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	27
Note	21	Restructuring and Other Charges	28
Note	22	Related Parties	29
Note	23	Segment Information	30
Note	24	Subsequent Events	31
Exhibits			33
Form 10-Q Cross Reference Index			34
Signatures			34

FORWARD-LOOKING STATEMENTS. The public communications and SEC filings of GE Vernova Inc. (the Company, GE Vernova, our, we or us) may contain statements related to future, not past, events. These forward-looking statements often address our current expected future business and financial performance and condition based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range," and similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as the benefits we expect from our lean operating model, including cost and operational efficiencies and improvements; our expectations regarding the energy transition; the increased demand for our products and services, their role in the energy transition and our ability to meet those demands; our expectations of future increased business, revenues and operating results; our ability to innovate and anticipate and address customer demands; our underwriting and risk management; our ability to manage inflationary pressures; benefits we expect to receive from the Inflation Reduction Act of 2022 (IRA); our acquisitions and dispositions; our investments in new product development, joint ventures and other collaborations with third parties; our restructuring program to reduce operational costs; our ability to novate or assign credit support provided by General Electric Company; and the sufficiency and expected uses of our cash, liquidity, and financing arrangements. Any forward-looking statement in this report speaks only as of the date on which it is made. Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, cash flows, or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•Changes in macroeconomic and market conditions and market volatility, including risk of recession, inflation, supply chain constraints or disruptions, interest rates, the value of securities and other financial assets, oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on the Company’s business operations, financial results, and financial position;
•Global economic trends, competition, and geopolitical risks, including impacts from the ongoing geopolitical conflicts (such as the Russia-Ukraine conflict and conflict in the Middle East), demand or supply shocks from events such as a major terrorist attack, natural disasters, or actual or threatened public health pandemics or other emergencies, or an escalation of sanctions, tariffs or other trade tensions, and related impacts on our supply chains and strategies;
•Actual or perceived quality issues or safety failures related to our complex and specialized products, solutions, and services;
•Market developments or customer actions that may affect our ability to achieve our anticipated operational cost savings and implement initiatives to control or reduce operating costs;
•Significant disruptions in the Company’s supply chain, including the high cost or unavailability of raw materials, components, and products essential to our business, and significant disruptions to our manufacturing and production facilities and distribution networks;
•Our ability to attract and retain highly qualified personnel;
•Our ability to obtain, maintain, protect, and effectively enforce our intellectual property rights;
•Our capital allocation plans, including the timing and amount of dividends, share repurchases, acquisitions, organic investments, and other priorities;
•Downgrades of our credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on the Company’s funding profile, costs, liquidity, and competitive position;
•Shifts in market and other dynamics related to electrification, decarbonization, or sustainability;
•The amount and timing of our cash flows and earnings, which may be impacted by macroeconomic, customer, supplier, competitive, contractual, and other dynamics and conditions;
•Actions by our joint venture arrangements, consortiums, and similar collaborations with third parties for certain projects that result in additional costs and obligations;
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy and energy transition innovation and technology;
•Our ability to develop and introduce new technologies to meet market demand and evolving customer needs, which depends on many factors, including the ability to obtain any required permits, licenses, and registrations;
•Changes in law, regulation, or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to sustainability, climate change (including the impact or status of the IRA and other policies), environmental, health and safety laws, and the effects of tax law changes;
•Our ability and challenges to manage the transition as a newly stand-alone public company or achieve some or all of the benefits we expect to achieve from such transition;
•The risk of an active trading market not developing or being sustained or significant volatility in our stock price; and
•The impact related to information technology, cybersecurity, or data security breaches at GE Vernova or third parties.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements, and these and other factors are more fully discussed in the “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections included in our information statement dated March 8, 2024, which was furnished as Exhibit 99.1 to a Current Report on Form 8-K furnished with the Securities and Exchange Commission (SEC) on March 8, 2024 (the Information Statement), as may be updated from time to time in our SEC filings and as posted on our website at www.gevernova.com/investors/fls. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statement that we make. We do not undertake any obligation to update or revise our forward-looking statements except as may be required by law or regulation.

2024 1Q FORM 10-Q 3

ABOUT GE VERNOVA. GE Vernova Inc. is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We are a purpose-built company, uniquely positioned with a scope and scale of solutions to accelerate the energy transition, while servicing and growing our installed base and strengthening our own profitability and shareholder returns. We have a strong history of innovation which is a key strength enabling us to meet our customers’ needs. GE Vernova innovates and invests across our broad portfolio of technologies to help our customers meet growing demand for electricity generation and reduce the carbon intensity of power grids and electricity supply, while maintaining or improving system reliability, affordability, and sustainability. Today, approximately 30% of the world’s electricity is generated using GE Vernova’s installed base of technologies.

We report three business segments that are aligned with the nature of equipment and services they provide, specifically Power, Wind, and Electrification. Within our segments, Power includes gas, nuclear, hydro, and steam technologies, providing a critical foundation of dispatchable, flexible, stable, and reliable power. Our Wind segment includes our wind generation technologies, inclusive of onshore and offshore wind turbines and blades. Electrification includes grid solutions, power conversion, electrification software, and solar and storage solutions technologies required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption.

Our corporate headquarters is located at 58 Charles Street, Cambridge, Massachusetts 02141, and our telephone number is (617) 674-7555. Our website address is www.gevernova.com. Information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q. Our website at www.gevernova.com/investors contains a significant amount of information about GE Vernova, including financial and other information for investors. We encourage investors to visit this website from time to time, as information is updated, and new information is posted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three months ended March 31, 2024 and 2023. The below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited combined financial statements and corresponding notes for the year ended December 31, 2023, included in the Information Statement. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.

In the accompanying analysis of financial information, we sometimes use information derived from combined financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial Measures section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

TRANSITION TO STAND-ALONE COMPANY.

Relationship with GE. We completed our separation from General Electric Company (GE), which is now known as GE Aerospace, on April 2, 2024 (the Spin-Off). Prior to the Spin-Off, we were wholly owned by GE and our business and operations were a part of GE. In connection with the Spin-Off, GE distributed all of the shares of our common stock to its shareholders and we became an independent public company. Historically, as a business of GE, we relied on GE to manage certain of our operations and provide certain services, the costs of which were either allocated or directly billed to us. Accordingly, our historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company. Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit we received. The amounts that would have been, or will be, incurred on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had we operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities.

In connection with the Spin-Off, we entered into the Separation and Distribution Agreement and certain other agreements with GE, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, an Intellectual Property Cross License Agreement, a Real Estate Matters Agreement, and a Framework Investment Agreement, as described in the section of the Information Statement entitled “Certain Relationships and Related Person Transactions.” We generally expect to be able to utilize GE’s services for a transitional period following the Spin-Off and intend to replace these services over time with services supplied either internally or by third parties. The expenses for the services we receive from GE initially, and then internally or by third parties, may vary from the historical costs directly billed and allocated by GE to us for the same services. Addressing the needs that arise from becoming a stand-alone company will require significant resources, including time and attention from our senior management and others throughout the Company. We will continue to monitor potential separation dis-synergies and we have incurred, and anticipate we will further incur, certain one-time costs associated with creating our own capabilities to manage operations and provide certain services we previously received as part of GE.

2024 1Q FORM 10-Q 4

Stand-Alone Company Expenses. In connection with the Spin-Off, we became subject to the requirements of the federal and state securities laws and stock exchange requirements. We have begun to establish additional procedures and practices as a stand-alone public company. As a result, we have started to and will continue to incur additional expenditures consisting primarily of employee-related costs, costs to establish certain stand-alone functions and information technology systems, and other transaction-related costs. Additionally, we have incurred and will further incur related incremental costs, including those related to external reporting, internal audit, treasury, investor relations, board of directors and officers, and stock administration, as well as costs from expanding the services of existing functions, such as information technology, finance, supply chain, human resources, legal, tax, facilities, branding, security, government relations, community outreach, and insurance. In line with our long-term cost strategy, we will continue to look for operational cost improvement opportunities as a stand-alone company by utilizing our lean culture and innovative technologies to drive lower costs and increased productivity levels across our business and corporate functions.

Production Tax Credit Investments. Our Financial Services business offers a wide range of financial solutions to customers and projects that utilize our Power and Wind products and services. These solutions include making minority investments in projects, often through common or preferred equity investments where we generally seek to exit as soon as practicable once a project achieves commercial operation. Many other investments are in renewable energy U.S. tax equity vehicles that generate various tax credits, including production tax credits (PTCs), which can be used to offset an equity partner’s tax liabilities in the United States and support the overall target return on investment. Beginning in 2023, the Inflation Reduction Act (IRA) allows taxpayers that qualify for this tax credit the ability to sell, or transfer, credits for cash.

As of March 31, 2024, we had investments of $1.2 billion in renewable energy commercial projects that generated tax credits of $0.1 billion for the three months ended March 31, 2024. Historically, we received cash from GE for any utilizable PTCs as part of GE’s intercompany cash tax settlement process that occurred later during each calendar year, at which time we would reflect operating cash inflow. In connection with the Spin-Off, all renewable energy U.S. tax equity investments that generate PTCs and any tax attributes from historical tax equity investing activity were retained by GE, and our Financial Services business manages such investments under the Framework Investment Agreement between us and GE. For more information about the Framework Investment Agreement, refer to the "Certain Relationships and Related Person Transactions—Agreements with GE—Framework Investment Agreement" section of the Information Statement.

RESULTS OF OPERATIONS.

Summary of First Quarter 2024 Results. As of March 31, 2024, remaining performance obligations (RPO) increased $0.7 billion from December 31, 2023. For the three months ended March 31, 2024, total revenues were $7.3 billion, an increase of $0.4 billion for the quarter. Net income (loss) was $(0.1) billion, a decrease of $0.2 billion in net loss for the quarter, and net income (loss) margin was (1.5)%. Earnings (loss) per share was $(0.47) for the three months ended March 31, 2024, a decrease in the loss per share of $0.68 for the quarter. Cash flows from (used for) operating activities were $(0.4) billion and $(0.7) billion for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, Adjusted EBITDA* was $0.2 billion, an increase of $0.4 billion. Adjusted net income* was $(0.1) billion, an increase of $0.3 billion for the three months ended March 31, 2024. Adjusted earnings (loss) per share* was $(0.41) for the three months ended March 31, 2024, a decrease in the loss per share of $0.84 for the quarter. Free cash flow* was $(0.7) billion and $(0.8) billion for the three months ended March 31, 2024 and 2023, respectively.

RPO, a measure of backlog, includes unfilled customer orders for equipment and services, excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. Services RPO includes the estimated life of contract sales related to long-term service agreements which remain unsatisfied at the end of the reporting period, excluding contracts that are not yet active. Services RPO also includes the estimated amount of unsatisfied performance obligations for time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the combined financial statements for further information.

RPO	March 31, 2024	December 31, 2023	March 31, 2023
Equipment	$42,210	$40,478	$35,252
Services	74,083	75,120	72,968
Total RPO	$116,293	$115,598	$108,221

As of March 31, 2024, RPO increased $0.7 billion (1%) from December 31, 2023, primarily at Electrification, from new orders outpacing revenues at Grid Solutions; partially offset at Power due to decreases in Hydro Power equipment, Steam Power equipment, and Gas Power services that were partially offset by Gas Power equipment orders outpacing revenue; and decreases in Wind at both Onshore Wind and Offshore Wind. RPO increased $8.1 billion (7%) from March 31, 2023 primarily at Electrification by $6.4 billion where Grid Solutions received several large high-voltage direct current (HVDC) orders and where new orders outpaced revenues across all businesses; at Power due to increases in Gas Power equipment and growth in Gas Power services; and at Wind where orders exceeded revenues at Onshore Wind due to a large order in the United States, partially offset by revenues exceeding orders at Offshore Wind.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 5

	Three months ended March 31
REVENUES	2024	2023
Equipment revenues	$3,617	$3,489
Services revenues	3,642	3,333
Total revenues	$7,260	$6,822

For the three months ended March 31, 2024, total revenues increased $0.4 billion (6%). Equipment revenues increased primarily at Electrification due to higher equipment revenues at Grid Solutions; partially offset by decreases at Wind as fewer units were delivered at Onshore Wind, partially offset by increases at Offshore Wind. Services revenues increased primarily at Power due to growth in Gas Power from higher outages and favorable price.

Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues* increased $0.3 billion, with organic equipment revenues* increasing $0.1 billion (2%) and organic services revenues* increasing $0.3 billion (8%). Organic revenues* increased at Electrification and Power, partially offset by Wind.

	Three months ended March 31
EARNINGS (LOSS)	2024	2023
Operating income (loss)	$(289)	$(469)
Net income (loss)	(106)	(346)
Net income (loss) attributable to GE Vernova	(130)	(315)
Adjusted EBITDA*	189	(185)
Adjusted net income*	(88)	(373)
Earnings (loss) per share(a)	(0.47)	(1.15)
Adjusted earnings (loss) per share*(a)	(0.41)	(1.25)
(a) Reflects earnings (loss) per share on a basic and diluted basis. On April 2, 2024, there were approximately 274 million shares of GE Vernova common stock outstanding. The computation of earnings (loss) per common share for all periods through March 31, 2024 was calculated using 274 million common shares and is net of Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, the Company participated in various GE stock-based compensation plans. It is assumed that there are no dilutive equity instruments in prior periods as there were no equity awards of GE Vernova outstanding prior to Spin-Off. Outstanding equity instruments may convert into equity instruments of the Company after the Spin-Off and be included in the diluted earnings per share calculation in future reporting periods to the extent such equity instruments are dilutive.

For the three months ended March 31, 2024, operating income (loss) was $(0.3) billion, a $0.2 billion decrease in the operating loss for the quarter, primarily due to an increase in segment results at Power of $0.1 billion, primarily attributable to higher outages and favorable price in Gas Power services; at Wind of $0.1 billion, primarily due to improved pricing and the impact of cost reduction activities at Onshore Wind; and at Electrification of $0.1 billion, primarily due to higher volume, productivity, and price at Grid Solutions.

Net income (loss) was $(0.1) billion, a $0.2 billion decrease in the net loss for the quarter, primarily due to a decrease in the operating loss of $0.2 billion and an increase in other income of $0.1 billion, partially offset by an increase in provision for income taxes of $0.1 billion.

Adjusted EBITDA* and Adjusted EBITDA margin* were $0.2 billion and 2.6%, respectively, for the three months ended March 31, 2024, an increase of $0.4 billion and 5.3%, respectively. Adjusted net income* was $(0.1) billion, an increase of $0.3 billion. The changes were primarily driven by increases in segment results in Power, Wind, and Electrification.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 6

SEGMENT OPERATIONS. Refer to the Information Statement for further information regarding our determination of segment EBITDA.

	Three months ended March 31
SUMMARY OF REPORTABLE SEGMENTS	2024	2023	V %
Power	$4,035	$3,821	6%
Wind	1,639	1,751	(6)
Electrification	1,651	1,331	24
Eliminations and other	(65)	(81)	20
Total revenues	$7,260	$6,822	6%

Segment EBITDA
Power	$345	$177	95%
Wind	(173)	(260)	33
Electrification	66	(30)	F
Corporate and other(a)	(49)	(72)	32
Adjusted EBITDA*(b)	$189	$(185)	F
(a) Includes our Financial Services business and other general corporate expenses, including costs required to operate as a stand-alone public company.
(b) Refer to "—Non-GAAP Financial Measures" for additional information related to Adjusted EBITDA*. Adjusted EBITDA* includes interest and other financial charges and the benefit for income taxes of Financial Services as this business is managed on an after-tax basis due to its strategic investments in tax equity investments.

POWER. We believe gas power will play a critical role in the energy transition by providing a critical foundation of reliable and dispatchable power. Although market factors related to the energy transition, such as greater renewable energy penetration and the adoption of climate change-related policies continue to evolve, we expect the gas power market to remain stable over the next decade with gas power generation continuing to grow low single digits. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles, where we have high confidence in delivering for our customers.

During the three months ended March 31, 2024, GE Vernova gas turbine utilization was up low single digits, with strength in the U.S. from overall demand increase, partially offset by lower utilization in Europe due to increases in nuclear and hydro power as well as new renewables capacity growth. Global electricity demand was up low-single digits.

As we work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity measures, collaborating with our suppliers and adjusting the pricing of our products and services. Given the long-cycle nature of the business, we expect the impact of inflation will continue to be challenging and we will continue to take actions to manage it.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for our Steam Power business to sell a part of its nuclear activities to Electricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement to sell a portion of our Steam business to EDF. We are working with EDF to complete the sale as soon as possible, subject to regulatory approvals and other closing conditions. In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services that is expected to strengthen our quality, service, and delivery of our customers' assets.

We continue to invest in new product development. In Nuclear Power, we have signed an agreement with a customer for the deployment of small modular nuclear reactor technology, the first commercial contract in North America, with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, we continue to invest for the long-term, including decarbonization pathways that will provide customers with cleaner, more reliable power. As of March 31, 2024, our fundamentals remained strong with approximately $72.8 billion in RPO and a gas turbine installed base of approximately 7,000 units with approximately 1,700 units under long-term service agreements with an average remaining contract life of approximately 10 years. As of March 31, 2024, we had 29 HA-Turbines in RPO and 94 HA-Turbines in our installed base with over two million operating hours.

	Three months ended March 31
Sales in units	2024	2023
Gas Turbines	17	23
Heavy-Duty Gas Turbines	10	18
HA-Turbines	1	4
Aeroderivatives	7	5
Gas Turbine Gigawatts	2.3	3.6

RPO	March 31, 2024	December 31, 2023	March 31, 2023
Equipment	$14,394	$13,636	$13,992
Services	58,389	59,338	57,198
Total RPO	$72,783	$72,974	$71,190

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 7

RPO as of March 31, 2024 decreased $0.2 billion (0.3%) from December 31, 2023, primarily due to decreases in Hydro Power equipment, Steam Power equipment, and Gas Power services, partially offset by increases in Gas Power Heavy-Duty Gas Turbines and Aeroderivative equipment orders outpacing revenue. RPO increased $1.6 billion (2%) from March 31, 2023, primarily in Gas Power driven by increases in services and equipment, partially offset by decreases in Hydro Power equipment, Nuclear Power services, and Steam Power equipment due to the ongoing exit of new build coal activity.

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2024	2023
Gas Power	$3,041	$2,882
Nuclear Power	229	221
Hydro Power	181	178
Steam Power	584	540
Total segment revenues	$4,035	$3,821

Equipment	$1,201	$1,180
Services	2,833	2,641
Total segment revenues	$4,035	$3,821

Segment EBITDA	$345	$177
Segment EBITDA margin	8.6%	4.6%

For the three months ended March 31, 2024, segment revenues were up $0.2 billion (6%) and segment EBITDA was up $0.2 billion (95%).

Segment revenues increased $0.2 billion (4%) organically*, primarily due to an increase in Gas Power services from higher outages and favorable price.

Segment EBITDA increased $0.1 billion (64%) organically*, primarily due to an increase in Gas Power services where volume, price, and productivity more than offset the impact of inflation.

WIND. In our Wind segment, we create value by engineering, manufacturing, and commercializing wind turbines, an important technology playing a role in the energy transition as we decarbonize the world's energy sector. As we focus on providing carbon-free electricity reliably and at scale, we have simplified our portfolio of product offerings, focusing on fewer and more reliable workhorse products. Workhorse products, which include our 2.8-127m, 3.6-154m, and 6.1-158m onshore units, and our Haliade-250m offshore units, account for approximately 70% of our equipment RPO in Onshore Wind and Offshore Wind, of which equipment RPO Onshore Wind and Offshore Wind make up approximately 70% and 30%, respectively. Included in our RPO at March 31, 2024 are services agreements on approximately 25,000 of our onshore wind turbines, from an installed base of approximately 56,000 units.

At Onshore Wind, we are focused on improving our overall fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those geographic regions that align better with our products and supply chain footprint, positioning our workhorse products to targeted markets. Our volume mix has shifted towards the United States, currently representing 70% of Onshore Wind's equipment RPO, while our international volume has become smaller and more profitable. Specifically in the United States, the IRA introduced new, and extended existing, tax incentives for at least 10 years, significantly improving project economics for our customers and turbine producers. Our projects in the United States generally benefit from customers and the IRA. Finally, we are continuing our restructuring program to reduce our operating costs and are seeing the benefits both operationally and financially.

The offshore wind industry, where we expect global growth through the coming decades, currently faces challenges as companies attempt to increase output and reduce cost. In our Offshore Wind business, we continue to experience pressure related to our product and project costs as we deliver on our existing backlog. Although we are deploying countermeasures to combat these pressures and are committed to driving productivity and cost improvement for our new larger turbines, changes in execution timelines or other adverse developments likely could have an adverse effect on our cash collection timelines and contract profitability, and could result in further losses beyond the amounts that we currently estimate.

	Three months ended March 31
Onshore and Offshore Wind sales in units	2024	2023
Wind Turbines	252	405
Wind Turbine Gigawatts	1.1	1.5
Repower Units	—	50

RPO	March 31, 2024	December 31, 2023	March 31, 2023
Equipment	$13,119	$13,709	$12,433
Services	13,045	13,240	13,493
Total RPO	$26,164	$26,949	$25,926

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 8

RPO as of March 31, 2024 decreased $0.8 billion (3%) from December 31, 2023 primarily due to decreases at Offshore Wind as we continue to execute on our contracts, and at Onshore Wind as revenues outpaced orders. RPO increased $0.2 billion (1%) from March 31, 2023 primarily due to increases at Onshore Wind driven by a large order in the United States, partially offset by a decrease in Offshore Wind where revenues outpaced orders as we continue to execute on our contracts, and decreases in the Onshore Wind international market as revenues outpaced orders as we decrease the number of geographies in which we operate.

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2024	2023
Onshore Wind	$1,059	$1,422
Offshore Wind	441	249
LM Wind Power	139	80
Total segment revenues	$1,639	$1,751

Equipment	$1,232	$1,414
Services	407	336
Total segment revenues	$1,639	$1,751

Segment EBITDA	$(173)	$(260)
Segment EBITDA margin	(10.6)%	(14.8)%
For the three months ended March 31, 2024, segment revenues were down $0.1 billion (6%) and segment EBITDA was up $0.1 billion (33%).

Segment revenues decreased $0.1 billion (7%) organically*, primarily from Onshore Wind equipment, as fewer units were delivered in the period, partially offset by higher equipment revenues at Offshore Wind as we continue to execute on our remaining performance obligation and higher Wind services.

Segment EBITDA increased $0.1 billion (34%) organically*, primarily due to Onshore Wind through improved pricing and the impact of cost reduction activities.

ELECTRIFICATION. We continue to experience robust demand for our systems, equipment, and services across all businesses. Demand continues to increase for large scale transmission-related equipment to interconnect renewables and move bulk power. For example, Grid Solutions signed a significant agreement to supply two HVDC converter stations as part of a subsea link which will bring renewable energy from the northern part of the United Kingdom to utilization centers in the south. We also benefited from higher growth in orders from other transmission activities within our Grid Solutions business.

Although supply chain constraints have started to ease, electronic component availability has kept customer lead-times at elevated levels. We are proactively managing the impacts of inflationary pressure by deploying lean initiatives to drive cost productivity and reduce lead-times, partnering with our suppliers, and adjusting the pricing of our offerings. Due to the long-cycle nature of our business, we expect the impact of inflation to continue to be challenging and we will continue to take actions to manage it.

Our Grid Solutions business is positioned to support grid expansion and modernization needs globally. We secured a position in the rapidly growing offshore interconnection market with new products and technology supporting a 2 GW HVDC solution standard and are developing new technology, such as grid-forming static synchronous compensators and SF6-free switchgears, that solves for a denser, more resilient, stable, and efficient electric grid with lower future greenhouse gas emissions.

RPO	March 31, 2024	December 31, 2023	March 31, 2023
Equipment	$14,849	$13,233	$8,875
Services	3,221	3,109	2,836
Total RPO	$18,069	$16,342	$11,711

RPO as of March 31, 2024 increased $1.7 billion (11%) from December 31, 2023 primarily at Grid Solutions due to orders outpacing revenues. RPO increased $6.4 billion (54%) from March 31, 2023 primarily driven by several HVDC orders at Grid Solutions and orders outpacing revenues across all businesses.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 9

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2024	2023
Grid Solutions	$1,109	$835
Power Conversion	235	183
Electrification Software	206	218
Solar & Storage Solutions	101	95
Total segment revenues	$1,651	$1,331

Equipment	$1,230	$928
Services	421	403
Total segment revenues	$1,651	$1,331

Segment EBITDA	$66	$(30)
Segment EBITDA margin	4.0%	(2.3)%

For the three months ended March 31, 2024, segment revenues were up $0.3 billion (24%) and segment EBITDA was up $0.1 billion.

Segment revenues increased $0.3 billion (21%) organically*, led by growth in equipment at Grid Solutions.

Segment EBITDA increased $0.1 billion organically*, primarily at Grid Solutions due to higher volume, productivity, and price.

OTHER COMBINED INFORMATION

Gross Profit and Gross Margin. Gross profit was $1.2 billion and $0.9 billion and gross margin was 15.8% and 13.5% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross profit was due to an increase at Power due to an increase in Gas Power services from higher outages and favorable price, an increase in Electrification due to higher volume, productivity, and price at Grid Solutions, and an increase in Wind through improved pricing and the impact of cost reduction activities at Onshore Wind.

Selling, General, and Administrative. Selling, general, and administrative costs were $1.2 billion and $1.2 billion and comprised 16.6% and 17.4% of revenues for the three months ended March 31, 2024 and 2023, respectively. An increase in costs attributable to higher corporate costs required to operate as a stand-alone public company was offset by ongoing cost reduction initiatives in each of the businesses.

Restructuring and Other Charges. We continuously evaluate our cost structure and are implementing several restructuring and process transformation actions considered necessary to simplify our organizational structure. See Note 21 in the Notes to the combined financial statements for further information.

Interest and Other Financial Charges – Net. Interest and other financial charges – net was less than $0.1 billion for both the three months ended March 31, 2024 and 2023.

Income Taxes. The effective tax rate was (10.4)% for the three months ended March 31, 2024 compared to 16.6% for the three months ended March 31, 2023. See Note 15 in the Notes to the combined financial statements for further information.

CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations, the effect of which is presented as Net parent investment in our combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As a result of completing the Spin-Off, we no longer participate in these arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. In connection with the Spin-Off, we received cash from GE of $0.8 billion through a cash contribution of $0.5 billion to fund future GE Vernova operations and a cash transfer of $0.3 billion restricted in connection with certain legal matters associated with legacy GE operations, such that our cash balance on the date of the completion of the Spin-Off was approximately $4.2 billion, of which $0.1 billion was reported in Assets of business held for sale related to the planned sale of a portion of our Steam business to EDF, and of which approximately $1.1 billion of cash was held in countries with currency control restrictions and $0.4 billion was restricted use cash. In addition, we have access to a $3.0 billion committed credit facility. See “—Capital Resources and Liquidity—Debt” below for additional information. We believe our existing cash at the Spin-Off, cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
Combined Statement of Cash Flows. The most significant source of cash flows from operations is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating uses of cash are to pay our suppliers, employees, tax authorities, and postretirement plans. We measure ourselves on a free cash flow* basis. We believe that free cash flow* provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow* also provides insight into our ability to produce cash subsequent to fulfilling our capital obligations; however, free cash flow* does not delineate funds available for discretionary uses as it does not deduct the payments required for certain investing and financing activities.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 10

We typically invest in property, plant, and equipment (PP&E) over multiple periods to support new product introductions and increases in manufacturing capacity and to perform ongoing maintenance of our manufacturing operations. We believe that while PP&E expenditures will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

	Three months ended March 31
FREE CASH FLOW (NON-GAAP)	2024	2023
Cash from (used for) operating activities (GAAP)	$(444)	$(690)
Add: Gross additions to property, plant, and equipment and internal-use software	(217)	(124)
Free cash flow (Non-GAAP)	$(661)	$(814)

Cash used for operating activities was $0.4 billion and $0.7 billion for the three months ended March 31, 2024 and 2023, respectively.

Cash used for operating activities decreased by $0.2 billion in 2024 compared to 2023 primarily driven by: an increase of $0.6 billion in contract liabilities and current deferred income due to higher collections at Onshore Wind in Wind and Grid Solutions in Electrification; and a $0.3 billion lower net loss (after adjusting for depreciation of PP&E, amortization of intangible assets, and non-operating benefit income on our principal pension plans); partially offset by $0.4 billion of reductions in due to related parties driven by higher settlements of payables with GE in preparation for the Spin-Off; and current contract assets of $0.2 billion, driven by higher revenue recognition on our long-term equipment agreements.

Cash used for operating activities for the three months ended March 31, 2024 included a $0.5 billion outflow from changes in working capital. The cash outflow from changes in working capital was primarily driven by: an increase in inventory of $0.7 billion in Gas Power at Power and Onshore Wind at Wind to support fulfillment and deliveries expected in the second half of 2024; a decrease in due to related parties of $0.4 billion due to settlements of payables with GE in preparation for the Spin-Off; an increase in current contract assets of $0.3 billion driven by revenue recognition exceeding billings, primarily in our Offshore Wind business at Wind; and a decrease in accounts payable and equipment project accruals of $0.3 billion due to higher disbursements than volume across all businesses; partially offset by an increase of $0.9 billion in contract liabilities and current deferred income as a result of down payments and collections on several large projects in Onshore Wind at Wind, Gas Power at Power and Grid Solutions at Electrification; and a decrease in current receivables of $0.4 billion driven by benefits arising from the IRA related to advanced manufacturing credits of $0.2 billion and collections outpacing billings, primarily in Power.

Cash used for operating activities for the three months ended March 31, 2023 included a $0.2 billion outflow from changes in working capital. The cash outflow from changes in working capital was primarily driven by: an increase of $0.7 billion of inventory due to inventory build in Onshore Wind and Offshore Wind at Wind and Gas Power at Power; and a decrease in accounts payable and equipment project payables of $0.3 billion, driven by higher disbursements in Onshore Wind at Wind, partially offset by higher material inputs in Gas Power at Power; partially offset by a $0.6 billion decrease in current receivables driven by collections outpacing billings primarily in Gas Power at Power and Onshore Wind at Wind; and an increase in contract liabilities and current deferred income of $0.3 billion as a result of project collections and down payments in Power, Wind, and Electrification outpacing revenue recognition.

Cash used for investing activities was $0.3 billion and less than $0.1 billion for the three months ended March 31, 2024 and 2023, respectively.

Cash used for investing activities increased by $0.2 billion in 2024 compared to 2023 primarily driven by: a $0.1 billion increase in cash used for additions to PP&E and internal-use software; and a $0.1 billion increase in net purchases of equity method investments primarily driven by higher contributions to investments at our Financial Services business. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.2 billion and $0.1 billion for the three months ended March 31, 2024 and 2023, respectively.

Cash from financing activities was $1.9 billion and $0.7 billion for the three months ended March 31, 2024 and 2023, respectively, inclusive of $2.0 billion and $0.7 billion, respectively, of transfers from (to) parent.

Material Cash Requirements. In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease and guarantee arrangements as well as our investment commitments is provided in Note 7 and Note 20 to the combined financial statements included elsewhere in this Quarterly Report on Form 10-Q as well as in Note 7 and Note 20 to the audited combined financial statements included in the Information Statement. Additionally, we have material cash requirements related to our pension obligations as described in Note 13 to the audited combined financial statements included in the Information Statement.

Debt. As of March 31, 2024 and December 31, 2023, we had $0.1 billion of total debt, excluding finance leases. On April 2, 2024, we entered into a $3.0 billion committed revolving credit facility (Revolving Credit Facility). The facility was not utilized at the closing of the Spin-Off; however, we expect to use this facility to fund near-term intra-quarter working capital needs as they arise. In addition, we entered into a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility is not expected to be utilized and will not provide us with direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about these Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 11

Credit Ratings and Conditions. GE historically relied on the debt capital markets to fund, among other things, a significant portion of its operations. We may continue to rely on capital markets in the future, and we have access to a committed credit facility to fund operations, as described above, to further support our liquidity needs. The cost and availability of any debt financing is influenced by our credit ratings and market conditions. Standard and Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) currently issue ratings on our debt. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Stable	Stable
Long term	BBB-	BBB

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to credit. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Risks Relating to Financial, Accounting, and Tax Matters section of Risk Factors in our Information Statement.

If GE Vernova is unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs and refinancing risks as well as substantially decreasing the availability of credit (e.g., for bank lines, financing, and trade finance purposes). The estimated liquidity impact in the event of a downgrade below investment grade was $0.2 billion as of March 31, 2024.

Quantitative and Qualitative Disclosure About Market Risk. We are exposed to market risk primarily from the effect of fluctuations in foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative trading activities. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British pound sterling, the Brazilian real, and the Indian rupee. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for both the three months ended March 31, 2024 and 2023. See Note 18 in the Notes to the combined financial statements for further information. For more information about foreign exchange risk, interest rate risk, and commodity risk see the "Quantitative and Qualitative Disclosure About Market Risk" section of the Information Statement.

Parent Company Credit Support. To support GE Vernova in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, the GE credit support). In preparation for the Spin-Off, we began working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE Vernova. For GE credit support that remains outstanding at the Spin-Off, GE Vernova is obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations and liabilities under, all such credit support. Beginning in 2025, GE Vernova will pay a quarterly fee to GE based on amounts related to the GE credit support. GE Vernova will face other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. While GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make.

At Spin-Off, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $37 billion, an over 35% reduction since year end, of which approximately $1 billion are financial guarantees. We expect approximately $20 billion of the RPO related GE credit support obligations to contractually mature within five years from the date of the Spin-Off and credit support on financial guarantees to not exceed a year beyond separation. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. For a discussion of recently issued accounting standards, see Note 2 to the audited combined financial statements included in the Information Statement.

CRITICAL ACCOUNTING ESTIMATES. To prepare our combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. Refer to the Critical Accounting Estimates and Note 2 to the audited combined financial statements included in the Information Statement for additional discussion of accounting policies and critical accounting estimates.

2024 1Q FORM 10-Q 12

NON-GAAP FINANCIAL MEASURES. The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding U.S. GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational, and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below, and above with respect to free cash flow, and should not rely on any single financial measure to evaluate our business. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES(a), EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment EBITDA			Segment EBITDA margin
Three months ended March 31	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Power (GAAP)	$4,035	$3,821	6%	$345	$177	95%	8.6%	4.6%	4.0 pts
Less: Acquisitions	41	—		14	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	12	1		(39)	(49)
Power organic (Non-GAAP)	$3,981	$3,820	4%	$370	$226	64%	9.3%	5.9%	3.4 pts

Wind (GAAP)	$1,639	$1,751	(6)%	$(173)	$(260)	33%	(10.6)%	(14.8)%	4.2 pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	3	(7)		(14)	(19)
Wind organic (Non-GAAP)	$1,636	$1,758	(7)%	$(159)	$(241)	34%	(9.7)%	(13.7)%	4.0 pts

Electrification (GAAP)	$1,651	$1,331	24%	$66	$(30)	F	4.0%	(2.3)%	6.3 pts
Less: Acquisitions	1	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	33	(2)		(7)	(10)
Electrification organic (Non-GAAP)	$1,617	$1,333	21%	$73	$(20)	F	4.5%	(1.5)%	6.0 pts
(a) Includes intersegment sales of $78 million and $90 million for the three months ended March 31, 2024 and 2023, respectively. See the table titled Total Segment Revenues by Business Unit in Note 23 in the Notes to the combined financial statements.

	Three months ended March 31
ORGANIC REVENUES (NON-GAAP)	2024	2023	V%
Total revenues (GAAP)	$7,260	$6,822	6%
Less: Acquisitions	42	—
Less: Business dispositions	—	—
Less: Foreign currency effect	48	(8)
Organic revenues (Non-GAAP)	$7,169	$6,829	5%

2024 1Q FORM 10-Q 13

	Three months ended March 31
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2024	2023	V%
Total equipment revenues (GAAP)	$3,617	$3,489	4%
Less: Acquisitions	20	—
Less: Business dispositions	—	—
Less: Foreign currency effect	44	(8)
Equipment organic revenues (Non-GAAP)	$3,554	$3,497	2%

Total services revenues (GAAP)	$3,642	$3,333	9%
Less: Acquisitions	23	—
Less: Business dispositions	—	—
Less: Foreign currency effect	4	1
Services organic revenues (Non-GAAP)	$3,615	$3,332	8%

We believe that Adjusted EBITDA* and Adjusted EBITDA margin*, which are adjusted to exclude the effects of unique and/or non-cash items that are not closely associated with ongoing operations, provide management and investors with meaningful measures of our performance that increase the period-to-period comparability by highlighting the results from ongoing operations and the underlying profitability factors. We believe Adjusted organic EBITDA* and Adjusted organic EBITDA margin* provide management and investors with, when considered with Adjusted EBITDA* and Adjusted EBITDA margin*, a more complete understanding of underlying operating results and trends of established, ongoing operations by further excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

We believe these measures provide additional insight into how our businesses are performing on a normalized basis. However, Adjusted EBITDA*, Adjusted organic EBITDA*, Adjusted EBITDA margin* and Adjusted organic EBITDA margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

	Three months ended March 31
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2024	2023	V%
Net income (loss) (GAAP)	$(106)	$(346)	69%
Add: Restructuring and other charges(a)	148	110
Add: Purchases and sales of business interests(b)	5	—
Add: Non-operating benefit income(c)	(134)	(139)
Add: Depreciation and amortization(d)	209	204
Add: Interest and other financial charges – net(e)	4	9
Add: Provision (benefit) for income taxes(e)	64	(22)
Adjusted EBITDA (Non-GAAP)	$189	$(185)	F

Net income (loss) margin (GAAP)	(1.5)%	(5.1)%	3.6 pts
Adjusted EBITDA margin (Non-GAAP)	2.6%	(2.7)%	5.3 pts

(a) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(b) Consists of gains and losses resulting from the purchases and sales of business interests and assets.
(c) Primarily related to the expected return on plan assets, partially offset by interest cost.
(d) Excludes depreciation and amortization expense related to Restructuring and other charges.
(e) Excludes interest expense of $10 million and $12 million and benefit for income taxes of $54 million and $47 million for the three months ended March 31, 2024 and 2023, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis due to its strategic investments in renewable energy tax equity investments.

	Three months ended March 31
ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2024	2023	V%
Adjusted EBITDA (Non-GAAP)	$189	$(185)	F
Less: Acquisitions	14	—
Less: Business dispositions	—	—
Less: Foreign currency effect	(46)	(78)
Adjusted organic EBITDA (Non-GAAP)	$222	$(106)	F

Adjusted EBITDA margin (Non-GAAP)	2.6%	(2.7)%	5.3 pts
Adjusted organic EBITDA margin (Non-GAAP)	3.1%	(1.6)%	4.7 pts

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 14

We believe Adjusted net income* and Adjusted net income margin* provide investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted net income* also provides management and investors with additional perspective regarding the impact of certain significant items on our earnings. Adjusted net income* excludes non-operating benefit income, certain tax expenses, and unique and/or non-cash items that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted net income* and Adjusted net income margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

	Three months ended March 31
ADJUSTED NET INCOME AND ADJUSTED NET INCOME MARGIN (NON-GAAP)	2024	2023	V%
Net income (loss) (GAAP)	$(106)	$(346)	69%
Add: Restructuring and other charges(a)	148	110
Add: Purchases and sales of business interests(b)	5	—
Add: Non-operating benefit income(c)	(134)	(139)
Add: Tax effect of reconciling items	(1)	3
Adjusted net income (Non-GAAP)	$(88)	$(373)	76%

Net income (loss) margin (GAAP)	(1.5)%	(5.1)%	3.6 pts
Adjusted net income margin (Non-GAAP)	(1.2)%	(5.5)%	4.3 pts

(a) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(b) Consists of gains and losses resulting from the purchases and sales of business interests and assets.
(c) Primarily related to the expected return on plan assets, partially offset by interest cost.

We believe Adjusted earnings (loss) per share* provides investors with improved comparability of underlying operating results and a further understanding and additional transparency regarding how we evaluate our business. Adjusted earnings (loss) per share* also provides management and investors with additional perspective regarding the impact of certain significant items on our per share earnings (loss). Adjusted earnings (loss) per share* excludes non-operating benefit income, certain tax expenses, and unique and/or non-cash items that can have a material impact on our results. In addition, we may from time to time consider excluding other nonrecurring items to enhance comparability between periods. However, Adjusted earnings (loss) per share* should not be construed as inferring that our future results will be unaffected by the items for which the measure adjusts.

	Three months ended March 31
ADJUSTED EARNINGS (LOSS) PER SHARE (NON-GAAP)	2024	2023	V%
Earnings (loss) per share (GAAP)	$(0.47)	$(1.15)	59%
Add: Restructuring and other charges(a)	0.54	0.40
Add: Purchases and sales of business interests(b)	0.02	—
Add: Non-operating benefit income(c)	(0.49)	(0.51)
Add: Tax effect of reconciling items	—	0.01
Adjusted earnings (loss) per share (Non-GAAP)(d)	$(0.41)	$(1.25)	67%

(a) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(b) Consists of gains and losses resulting from the purchases and sales of business interests and assets.
(c) Primarily related to the expected return on plan assets, partially offset by interest cost.
(d) Adjusted earnings (loss) per share* amounts are computed independently, and thus, the sum of per-share amounts may not equal the total.

Refer to “Capital Resources and Liquidity” for discussion of free cash flow*.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2024, and (ii) no change in internal control over financial reporting occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Prior to April 2, 2024, GE Vernova relied on certain material processes and internal controls over financial reporting performed by GE. In preparation for the Spin-Off, responsibility for these processes and internal controls were transferred from GE to GE Vernova personnel prior to and during the three months ended March 31, 2024, including internal controls and processes related to information technology, treasury, human resources (including payroll and benefit plan administration), taxes, external financial reporting, legal, and oversight functions such as corporate governance. Following the Spin-Off, new corporate and governance functions will continue to be implemented in order to meet the regulatory requirements of a stand-alone public company.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 15

COMBINED STATEMENT OF INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions)	2024	2023
Sales of equipment	$3,617	$3,489
Sales of services	3,642	3,333
Total revenues	7,260	6,822

Cost of equipment	3,693	3,575
Cost of services	2,417	2,328
Gross profit	1,150	919

Selling, general, and administrative expenses	1,202	1,186
Research and development expenses	237	202
Operating income (loss)	(289)	(469)

Interest and other financial charges – net	(14)	(21)
Non-operating benefit income	134	139
Other income (expense) – net (Note 17)	73	(64)

Income (loss) before income taxes	(96)	(415)
Provision (benefit) for income taxes (Note 15)	10	(69)
Net income (loss)	(106)	(346)
Net loss (income) attributable to noncontrolling interests	(24)	32
Net income (loss) attributable to GE Vernova	$(130)	$(315)

2024 1Q FORM 10-Q 16

COMBINED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions)	March 31, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$3,255	$1,551
Current receivables – net (Note 4)	6,992	7,409
Due from related parties (Note 22)	104	80
Inventories, including deferred inventory costs (Note 5)	8,859	8,253
Current contract assets (Note 9)	8,579	8,339
All other current assets (Note 10)	462	352
Assets of business held for sale (Note 3)	993	1,444
Current assets	29,243	27,428

Property, plant, and equipment – net (Note 6)	5,224	5,228
Goodwill (Note 8)	4,403	4,437
Intangible assets – net (Note 8)	991	1,042
Contract and other deferred assets (Note 9)	633	621
Equity method investments (Note 11)	3,647	3,555
Deferred income taxes (Note 15)	1,428	1,582
All other assets (Note 10)	2,303	2,228
Total assets	$47,872	$46,121

Accounts payable and equipment project payables (Note 12)	$7,509	$7,900
Due to related parties (Note 22)	217	532
Contract liabilities and deferred income (Note 9)	15,919	15,074
All other current liabilities (Note 14)	4,399	4,352
Liabilities of business held for sale (Note 3)	1,472	1,448
Current liabilities	29,516	29,306

Deferred income taxes (Note 15)	423	382
Non-current compensation and benefits	3,266	3,273
All other liabilities (Note 14)	4,687	4,780
Total liabilities	37,892	37,741

Commitments and contingencies (Note 20)
Net parent investment	9,659	8,051
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 16)	(686)	(635)
Total equity attributable to GE Vernova	8,974	7,416
Noncontrolling interests	1,007	964
Total equity	9,980	8,380
Total liabilities and equity	$47,872	$46,121

2024 1Q FORM 10-Q 17

COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2024	2023
Net income (loss)	$(106)	$(346)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	188	176
Amortization of intangible assets (Note 8)	63	55
Principal pension plans – net (Note 13)	(95)	(99)
Other postretirement benefit plans – net (Note 13)	(47)	(83)
Provision (benefit) for income taxes (Note 15)	10	(69)
Cash recovered (paid) during the year for income taxes	(58)	(45)
Changes in operating working capital:
Decrease (increase) in current receivables	359	591
Decrease (increase) in due from related parties	(56)	(12)
Decrease (increase) in inventories, including deferred inventory costs	(717)	(739)
Decrease (increase) in current contract assets	(270)	(36)
Increase (decrease) in accounts payable and equipment project payables	(306)	(306)
Increase (decrease) in due to related parties	(365)	10
Increase (decrease) in contract liabilities and current deferred income	885	317
All other operating activities	71	(104)
Cash from (used for) operating activities	(444)	(690)

Additions to property, plant, and equipment and internal-use software	(217)	(124)
Dispositions of property, plant, and equipment	4	2
Purchases of and contributions to equity method investments	(91)	(18)
Sales of and distributions from equity method investments	29	13
All other investing activities	(9)	86
Cash from (used for) investing activities	(285)	(41)

Net increase (decrease) in borrowings of maturities of 90 days or less	(23)	18
Transfers from (to) Parent	2,023	708
All other financing activities	(66)	(22)
Cash from (used for) financing activities	1,934	704
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(32)	13
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within businesses held for sale	1,173	(14)
Less: Net increase (decrease) in cash classified within businesses held for sale	(531)	(21)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,704	6
Cash, cash equivalents, and restricted cash at beginning of year	1,551	2,067
Cash, cash equivalents, and restricted cash as of March 31	$3,255	$2,073
2024 1Q FORM 10-Q 18

COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions)	2024	2023
Net income (loss) attributable to GE Vernova	$(130)	$(315)
Net loss (income) attributable to noncontrolling interests	(24)	32
Net income (loss)	$(106)	$(346)

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	11	63
Benefit plans – net of taxes	(68)	1,659
Cash flow hedges – net of taxes	8	17
Other comprehensive income (loss)	$(49)	$1,738

Comprehensive income (loss)	$(155)	$1,392
Comprehensive loss (income) attributable to noncontrolling interests	(26)	34
Comprehensive income (loss) attributable to GE Vernova	$(181)	$1,426

COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
(In millions)	Net parent investment	Accumulated other comprehensive income (loss) – net	Total equity attributable to GE Vernova	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2024	$8,051	$(635)	$7,416	$964	$8,380
Net income (loss)	(130)	—	(130)	24	(106)
Currency translation adjustments – net of taxes	—	11	11	—	11
Benefit plans – net of taxes	—	(70)	(70)	2	(68)
Cash flow hedges – net of taxes	—	8	8	—	8
Transfers from (to) Parent	1,738	—	1,738	—	1,738
Changes in equity attributable to noncontrolling interests	—	—	—	18	18
Balances as of March 31, 2024	$9,659	$(686)	$8,974	$1,007	$9,980

Balances as of January 1, 2023	$12,106	$(1,456)	$10,650	$957	$11,607
Net income (loss)	(315)	—	(315)	(32)	(346)
Currency translation adjustments – net of taxes	—	63	63	(1)	63
Benefit plans – net of taxes	—	1,660	1,660	(2)	1,659
Cash flow hedges – net of taxes	—	17	17	—	17
Transfers from (to) Parent	(2,592)	—	(2,592)	—	(2,592)
Changes in equity attributable to noncontrolling interests	—	—	—	5	5
Balances as of March 31, 2023	$9,199	$285	$9,484	$928	$10,412

2024 1Q FORM 10-Q 19

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. GE Vernova (the Company, GE Vernova, our, we, or us) was a carve-out business of General Electric Company, which is now known as GE Aerospace (GE or Parent). GE Vernova LLC was formed as a Delaware limited liability corporation on February 28, 2023 for the purpose of receiving, pursuant to a reorganization, all of the assets of GE Vernova. The Company had issued 100 shares in exchange for $1.00, all of which were held by GE as of March 31, 2024. On April 1, 2024, GE Vernova LLC converted into a Delaware corporation pursuant to a statutory conversion and was renamed GE Vernova Inc. On April 2, 2024 (the Distribution Date), GE completed the previously announced spin-off of GE Vernova (the Spin-Off). The Spin-Off was completed through a distribution of all the Company's outstanding common stock to holders of record of GE's common stock as of the close of business on March 19, 2024 (the Distribution), which resulted in the issuance of approximately 274 million shares of common stock. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEV” on the New York Stock Exchange.

Unless the context otherwise requires, references to the Company, GE Vernova, our, we, and us, refer to (i) GE’s renewable energy, power, and digital businesses prior to the Spin-Off and (ii) GE Vernova Inc. and its subsidiaries following the Spin-Off.

Basis of Presentation. The unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of GE, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. These unaudited combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented.

We have prepared the accompanying unaudited combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. These unaudited combined financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented. These unaudited combined financial statements should be read in conjunction with our audited combined financial statements, corresponding notes, and significant accounting policies for the year ended December 31, 2023, included in our information statement dated March 8, 2024, which was furnished as Exhibit 99.1 to a Current Report on Form 8-K furnished with the SEC on March 8, 2024 (the Information Statement). The information presented in tables throughout the footnotes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.

All intercompany balances and transactions within the Company have been eliminated in the combined financial statements. As described in Note 22, transactions between the Company and GE have been included in these combined financial statements. Certain financing transactions with GE are deemed to have been settled immediately through Net parent investment in the Combined Statement of Financial Position and are accounted for as a financing activity in the Combined Statement of Cash Flows as Transfers from (to) Parent.

The Combined Statement of Financial Position reflects all of the assets and liabilities of GE that are specifically identifiable as being directly attributable to the Company, including Net parent investment as a component of equity. Net parent investment represents GE’s historical investment in the Company and includes accumulated net income and losses attributable to the Company and the net effect of transactions with GE and its subsidiaries.

GE used a centralized approach to cash management and financing of its operations. These arrangements may not be reflective of the way the Company would have financed its operations had it been a separate, stand-alone entity during the periods presented. The GE centralized cash management arrangements are excluded from the asset and liability balances in the Combined Statement of Financial Position. These amounts have instead been included in Net parent investment as a component of equity. GE’s third-party debt and, unless specifically attributable, the related interest expense, has not been attributed to the Company because the Company is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. See Note 22 for further information.

The Combined Statement of Income (Loss) includes expense allocations for certain corporate, infrastructure, and shared services expenses provided by GE on a centralized basis (GE Corporate Costs), including, but not limited to, finance, supply chain, human resources, information technology, insurance, employee benefits, and other expenses that are either specifically identifiable or clearly applicable to the Company. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount, revenue, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by GE Vernova during the periods presented. However, the GE Corporate Costs allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, stand-alone public entity, nor are they indicative of the Company’s future expenses. See Note 22 for further information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions. The preparation of the combined financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in the combined financial statements. We believe these assumptions to be reasonable under the circumstances and although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.
2024 1Q FORM 10-Q 20

Estimates are used for, but are not limited to, determining revenues from contracts with customers, recoverability of inventory, long-lived assets and investments, valuation of goodwill and intangible assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, accruals for contingencies including legal, product warranties, and environmental, actuarial assumptions used to determine costs of pension and postretirement benefits, valuation and recoverability of receivables, valuation of derivatives, and valuation of assets acquired and liabilities assumed as a result of acquisitions.

NOTE 3. DISPOSITIONS AND BUSINESSES HELD FOR SALE. In 2022, we signed a binding agreement to sell a portion of our Steam Power business within our Power segment to Electricité de France S.A. (EDF). We are working with EDF to complete the sale as soon as possible, subject to regulatory approvals and other closing conditions. Closing the transaction is expected to result in a significant gain.

The major components of assets and liabilities of the business held for sale in the Company’s Combined Statement of Financial Position are summarized as follows:

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE	March 31, 2024	December 31, 2023
Cash and cash equivalents	$72	$603
Current receivables, inventories, and contract assets	633	551
Property, plant, and equipment and intangibles – net	236	237
Other assets	52	53
Assets of business held for sale	$993	$1,444

Contract liabilities and deferred income	$964	$1,001
Accounts payable and equipment project payables	218	177
Other liabilities	290	270
Liabilities of business held for sale	$1,472	$1,448

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	March 31, 2024	December 31, 2023
Customer receivables	$5,590	$5,952
Non-income based tax receivables	1,101	1,048
Supplier advances and other receivables	817	924
Other receivables	$1,917	$1,972
Allowance for credit losses	(516)	(515)
Total current receivables – net	$6,992	$7,409

Activity in the allowance for credit losses related to current receivables for the three months ended March 31, 2024 and 2023, respectively, consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2024	2023
Balance as of January 1	$515	$674
Net additions (releases) charged to costs and expenses	(1)	(6)
Write-offs, net	—	(24)
Foreign exchange and other	2	7
Balance as of March 31	$516	$651

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $221 million and $241 million in the three months ended March 31, 2024 and 2023, respectively. Within these programs, primarily related to our participation in customer-sponsored supply chain finance programs in Wind, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer, and cash is received at the original invoice due date. Included in the sales of customer receivables in the three months ended March 31, 2023 was $77 million in our Gas Power business within our Power segment, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES	March 31, 2024	December 31, 2023
Long-term customer receivables	$300	$316
Supplier advances	239	243
Non-income based tax receivables	134	136
Other receivables	198	190
Allowance for credit losses	(177)	(184)
Total long-term receivables – net	$694	$701

2024 1Q FORM 10-Q 21

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2024	December 31, 2023
Raw materials and work in process	$5,006	$4,685
Finished goods	2,724	2,514
Deferred inventory costs(a)	1,129	1,054
Inventories, including deferred inventory costs	$8,859	$8,253
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	March 31, 2024	December 31, 2023
Original cost	$12,105	$11,907
Less: Accumulated depreciation and amortization	(7,552)	(7,347)
Right-of-use operating lease assets	672	668
Property, plant, and equipment – net	$5,224	$5,228

Depreciation and amortization related to property, plant, and equipment was $188 million and $176 million for three months ended March 31, 2024 and 2023, respectively.

NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Combined Statement of Financial Position, were $722 million and $718 million as of March 31, 2024 and December 31, 2023, respectively. Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $76 million for both of the three months ended March 31, 2024 and 2023. Our finance lease liabilities, included in All other current liabilities and All other liabilities in our Combined Statement of Financial Position, were $299 million and $311 million as of March 31, 2024 and December 31, 2023, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	Power	Wind	Electrification	Total
Balance as of January 1, 2024	$308	$3,204	$925	$4,437
Currency exchange and other	4	(34)	(4)	(34)
Balance as of March 31, 2024	$311	$3,170	$921	$4,403

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2024, we did not identify any reporting units that required an interim impairment test.

Intangible assets. All intangible assets are subject to amortization. Intangible assets decreased $52 million during the three months ended March 31, 2024, primarily as a result of amortization. Amortization expense was $63 million and $55 million in the three months ended March 31, 2024 and 2023, respectively.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.

Contract and other deferred assets increased $252 million in the three months ended March 31, 2024 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements, partially offset by decreased contractual service agreement assets related to our Gas Power business within our Power segment. Contract liabilities and deferred income increased $868 million in the three months ended March 31, 2024 primarily due to new collections received in excess of revenue recognition at Power, Wind, and Electrification. Net contractual service agreements decreased primarily due to billings of $1,173 million and net unfavorable changes in estimated profitability of $29 million, partially offset by revenues recognized of $1,174 million.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $2,747 million and $2,600 million for the three months ended March 31, 2024 and 2023, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
As of March 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,167	$—	$—	$5,167
Equipment and other service agreement assets	1,693	614	1,105	3,412
Current contract assets	$6,859	$614	$1,105	$8,579
Non-current contract and other deferred assets(a)	609	13	11	633
Total contract and other deferred assets	$7,469	$627	$1,116	$9,212

2024 1Q FORM 10-Q 22

As of December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,201	$—	$—	$5,201
Equipment and other service agreement assets	1,679	392	1,067	3,138
Current contract assets	$6,880	$392	$1,067	$8,339
Non-current contract and other deferred assets(a)	602	14	5	621
Total contract and other deferred assets	$7,482	$406	$1,072	$8,960
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
As of March 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,804	$—	$—	$1,804
Equipment and other service agreement liabilities	5,980	5,134	2,664	13,777
Current deferred income	11	207	120	339
Contract liabilities and current deferred income	$7,795	$5,341	$2,784	$15,919
Non-current deferred income	45	122	29	195
Total contract liabilities and deferred income	$7,839	$5,463	$2,813	$16,115

As of December 31, 2023
Contractual service agreement liabilities	$1,810	$—	$—	$1,810
Equipment and other service agreement liabilities	5,732	4,819	2,352	12,903
Current deferred income	20	228	113	361
Contract liabilities and current deferred income	$7,562	$5,047	$2,465	$15,074
Non-current deferred income	48	90	35	173
Total contract liabilities and deferred income	$7,610	$5,137	$2,500	$15,247

Remaining Performance Obligation. As of March 31, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $116,293 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related remaining performance obligations of $42,210 million of which 45%, 71%, and 93% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related remaining performance obligations of $74,083 million of which 16%, 52%, 77%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.

Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include financing receivables, prepaid taxes and deferred charges, and derivative instruments (see Note 18). All other current assets increased $110 million in the three months ended March 31, 2024, primarily due to an increase of prepaid taxes and deferred charges of $79 million. All other assets primarily include pension surplus, long-term receivables (see Note 4), and prepaid taxes and deferred charges. All other assets increased $75 million in the three months ended March 31, 2024.

NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
			Three months ended March 31
	March 31, 2024	December 31, 2023	2024	2023
Power	$1,011	$1,003	$11	$11
Wind	47	46	1	(3)
Electrification	820	788	30	13
Corporate(a)	1,769	1,718	2	(90)
Total	$3,647	$3,555	$44	$(70)
(a) Includes renewable energy tax equity investments within our Financial Services business of $1,244 million and $1,227 million as of March 31, 2024 and December 31, 2023, respectively, in limited liability companies that generate renewable energy tax credits. Tax benefits related to these investments of $53 million and $43 million were recognized during the three months ended March 31, 2024 and 2023, respectively, in Provision (benefit) for income taxes in the Combined Statement of Income (Loss). In connection with the Spin-Off, these investments and any tax attributes from historical tax equity investing activity were retained by GE.

2024 1Q FORM 10-Q 23

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	March 31, 2024	December 31, 2023
Trade payables	$4,330	$4,701
Supply chain finance programs	1,672	1,642
Equipment project payables	1,039	1,096
Non-income based tax payables	468	461
Accounts payable and equipment project payables	$7,509	$7,900

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $779 million and $1,496 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 13. POSTRETIREMENT BENEFIT PLANS. GE Vernova sponsored plans, including those allocated to GE Vernova in connection with the Spin-Off, are presented in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. Refer to Note 13 in the audited combined financial statements included in the Information Statement for further information for the year ended December 31, 2023.

The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our Combined Statement of Income (Loss).

	2024			2023
Three months ended March 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$8	$1	$6	$9	$2
Interest cost	135	57	9	141	61	10
Expected return on plan assets	(184)	(84)	—	(189)	(86)	—
Amortization of net loss (gain)	(46)	8	(11)	(51)	1	(11)
Amortization of prior service cost (credit)	2	(2)	(15)	1	(1)	(15)
Curtailment/settlement gain	—	—	—	—	(3)	—
Non-operating benefit costs (income)	$(93)	$(21)	$(17)	$(98)	$(28)	$(16)
Net periodic expense (income)	$(87)	$(13)	$(16)	$(92)	$(19)	$(14)

Defined Contribution Plan. Expenses associated with our eligible U.S. employees' participation in GE's defined contribution plan represent the employer contributions for GE Vernova employees and were $35 million and $30 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, and product warranties (see Note 20). All other current liabilities increased $47 million in the three months ended March 31, 2024, primarily due to an increase in employee compensation and benefit liabilities of $189 million, partially offset by decreases in short-term borrowings of $77 million and taxes payable of $74 million. All other liabilities primarily include liabilities related to equipment projects and other commercial liabilities, operating lease liabilities (see Note 7), asset retirement obligations (see Note 20), uncertain and other income taxes, product warranties (see Note 20), and legal liabilities (see Note 20). All other liabilities decreased $93 million in the three months ended March 31, 2024, primarily due to a decrease in uncertain and other income taxes and related liabilities of $121 million.

NOTE 15. INCOME TAXES. The Company’s income tax provision was prepared using the separate return method. The calculation of income taxes on a separate return basis requires considerable judgment and use of both estimates and allocations. As a result, actual transactions included in the consolidated financial statements of GE may not be included in the GE Vernova combined financial statements.

Our income tax rate was (10.4)% and 16.6% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 reflects a tax provision on a pre-tax loss due to taxes in profitable jurisdictions and a valuation allowance on certain deferred tax assets. The effective tax rate for the three months ended March 31, 2023 as compared to the U.S. statutory rate of 21% is primarily reduced by a valuation allowance on certain deferred tax assets.

The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we are still evaluating the potential consequences of Pillar 2 on our longer-term financial position. In 2024, we expect to incur insignificant tax expenses in connection with Pillar 2. The IRS is currently auditing GE’s consolidated U.S. income tax returns for 2016-2018. Refer to Note 24 for further information relating to the Tax Matters Agreement.

2024 1Q FORM 10-Q 24

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
AOCI before reclasses – net of taxes of $(13), $(15), and $—(a)	11	—	(5)	7
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(67)	13	(54)
Less: AOCI attributable to noncontrolling interests	—	2	—	2
Balance as of March 31, 2024	$(1,324)	$604	$34	$(686)

Balance as of January 1, 2023	$(1,445)	$32	$(43)	$(1,456)
Transfer or allocation of benefit plans – net of taxes of $—, $70, and $—	—	1,702	—	1,702
AOCI before reclasses – net of taxes of $—, $12, and $—	44	34	12	90
Reclasses from AOCI – net of taxes of $—, $—, and $—	18	(78)	5	(54)
Less: AOCI attributable to noncontrolling interests	(1)	(2)	—	(3)
Balance as of March 31, 2023	$(1,381)	$1,692	$(26)	$285
(a) Currency translation adjustment includes $39 million of accumulated other comprehensive income (loss) allocated to GE Vernova in connection with the Spin-Off.

Common Stock. On April 2, 2024, the Spin-Off was completed through the Distribution of all outstanding shares of the Company to GE shareholders who held shares of GE common stock as of the close of business on March 19, 2024, the record date for the Distribution. As a result of the Distribution, GE shareholders received one share of the Company’s common stock for every four shares of GE common stock held. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding.

NOTE 17. OTHER INCOME (EXPENSE) – NET

	Three months ended March 31
	2024	2023
Equity method investment income (loss) (Note 11)	$44	$(70)
Purchases and sales of business interests	(3)	2
Derivative instruments (Note 18)	(3)	(22)
Licensing income	11	9
Other – net	25	16
Total other income (expense) – net	$73	$(64)

NOTE 18. FINANCIAL INSTRUMENTS

Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and non-current customer and other receivables. The net carrying amount was $343 million and $328 million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value was $339 million and $324 million as of March 31, 2024 and December 31, 2023, respectively. All of these assets are considered to be Level 3.

Derivatives and Hedging. Our primary objective in executing and holding derivatives is to reduce the earnings and cash flow volatility associated with fluctuations in foreign currency exchange rates and commodity prices over the terms of our customer contracts. These hedge contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate and commodity price movements. The Company does not enter into or hold derivative instruments for speculative trading purposes.

We use foreign currency contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets, and liabilities. These contracts are generally one to ten months in duration but with maximum remaining maturities of up to 16 years as of March 31, 2024.

Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $34 million gain as of March 31, 2024, of which a net gain of $27 million related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $63 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $(13) million and $(5) million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the maximum length of time over which we are hedging forecasted transactions was approximately 11 years.

Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non USD-functional subsidiaries and/or equity method investees. The total amount in AOCI related to net investment hedges was a net gain of $228 million as of March 31, 2024.

2024 1Q FORM 10-Q 25

The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

As of March 31, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$4,635	$32	$104	$35	$44
Foreign currency exchange contracts	41,004	307	138	310	118
Commodity and other contracts	477	10	21	12	2
Derivatives not accounted for as hedges	41,481	317	159	322	120
Total gross derivatives	$46,117	$349	$263	$357	$164
Netting adjustment(a)		$(274)	$(130)	$(273)	$(130)
Net derivatives recognized in the Combined Statement of Financial Position		$74	$133	$85	$34

As of December 31, 2023
Foreign currency exchange contracts accounted for as hedges	$5,035	$39	$91	$28	$41
Foreign currency exchange contracts	33,832	361	169	364	142
Commodity and other contracts	476	10	8	16	1
Derivatives not accounted for as hedges	34,308	371	177	380	143
Total gross derivatives	$39,343	$410	$268	$408	$184
Netting adjustment(a)		$(334)	$(150)	$(334)	$(150)
Net derivatives recognized in the Combined Statement of Financial Position		$76	$118	$74	$34
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

PRE-TAX GAINS (LOSSES) RECOGNIZED IN OCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended March 31
	2024	2023
Cash flow hedges	$13	$8
Net investment hedges	2	(5)

The table below shows the effect of our derivative financial instruments in the Combined Statement of Income (Loss):

	2024
Three months ended March 31	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expense	Other income (expense) – net
Total amount of income and expense in the Combined Statement of Income (Loss)	$7,260	$6,109	$1,202	$73
Foreign currency exchange contracts	(4)	9	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(4)	$9	$—	$—
Foreign currency exchange contracts	—	29	(5)	(3)
Commodity and other contracts	—	—	(11)	—
Effect of derivatives not designated as hedges	$—	$29	$(16)	$(3)

2024 1Q FORM 10-Q 26

	2023
Three months ended March 31	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expense	Other income (expense) – net
Total amount of income and expense in the Combined Statement of Income (Loss)	$6,822	$5,903	$1,186	$(64)
Foreign currency exchange contracts	(4)	—	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(4)	$—	$—	$—
Foreign currency exchange contracts	2	28	(1)	(22)
Commodity and other contracts	—	10	—	—
Effect of derivatives not designated as hedges	$2	$38	$(1)	$(22)

The amount excluded for cash flow hedges was a gain (loss) of $1 million and $(5) million for the three months ended March 31, 2024 and 2023, respectively. This amount is recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our Combined Statement of Income (Loss).

NOTE 19. VARIABLE INTEREST ENTITIES. In our Combined Statement of Financial Position, we have assets of $120 million and $122 million and liabilities of $153 million and $156 million as of March 31, 2024 and December 31, 2023, respectively, from consolidated variable interest entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and to manage our insurance exposure through an insurance captive, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $1,349 million and $1,323 million as of March 31, 2024 and December 31, 2023, respectively. Of these investments, $1,293 million and $1,272 million were owned by Financial Services, substantially all related to renewable energy tax equity investments, as of March 31, 2024 and December 31, 2023, respectively. See Note 11 for further information. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 20.

NOTE 20. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES

Commitments. We had total investment commitments of $78 million and unfunded lending commitments of $547 million at March 31, 2024. The commitments primarily consist of obligations to make investments in or provide funding to renewable tax equity vehicles by Financial Services. See Note 19 for further information.

Guarantees. As of March 31, 2024, we were committed under the following guarantee arrangements:

Credit support. We have provided $888 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $10 million. In addition, GE has provided parent company guarantees in certain jurisdictions. See Note 22 for further information.

Indemnification agreements. We have $139 million of indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $11 million.

Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,361 million and $1,414 million as of March 31, 2024 and December 31, 2023, respectively.

Legal Matters. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations, and other legal, regulatory, or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

2024 1Q FORM 10-Q 27

Alstom legacy legal matters. In November 2015, we acquired the power and grid businesses of Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. The estimated liability balance was $391 million and $393 million at March 31, 2024 and December 31, 2023, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the estimated liability established. The estimation of this liability may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this estimated liability. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

Environmental and Asset Retirement Obligations. Our operations involve the use, disposal, and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities and may incur additional liabilities in connection with previously remediated sites. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning, and worker exposure claims exclude possible insurance recoveries.

It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $125 million and $127 million as of March 31, 2024 and December 31, 2023, respectively.

We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $581 million and $581 million as of March 31, 2024 and December 31, 2023, respectively, and are recorded in All other liabilities in our Combined Statement of Financial Position. Of these amounts, $518 million and $519 million were related to nuclear decommissioning obligations. Changes in the liability balance due to settlement, accretion, and revisions in fair value were not material for the three months ended March 31, 2024.

NOTE 21. RESTRUCTURING AND OTHER CHARGES. This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 23 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2024	2023
Workforce reductions	$76	$45
Plant closures and associated costs and other asset write-downs	66	57
Acquisition/disposition net charges and other	5	10
Total restructuring and other charges	$147	$113

Cost of equipment and services	$104	$32
Selling, general, and administrative expenses	42	80
Total restructuring and other charges	$147	$113

Power	$48	$21
Wind	89	52
Electrification	10	30
Other	—	11
Total restructuring and other charges(a)	$147	$113
(a) Includes $68 million and $66 million primarily in non-cash impairment, accelerated depreciation, and other charges for the three months ended March 31, 2024 and 2023, respectively, not reflected in the liability table below.

2024 1Q FORM 10-Q 28

Liabilities associated with restructuring activities were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.

RESTRUCTURING LIABILITIES	2024	2023
Balance as of January 1	$276	$283
Additions	78	46
Payments	(61)	(67)
Foreign exchange and other	(4)	5
Balance as of March 31	$289	$267

In addition to the continued impacts of ongoing initiatives, restructuring primarily included exit activities associated with the plan announced in October 2022 to undertake a restructuring program across our Wind businesses, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants. The estimated cost of this multi-year restructuring program was approximately $600 million, with the majority recognized in the first half of 2023. This plan was expanded during the third quarter of 2023 to include the consolidation of the global footprint and related resources at our Power businesses to better serve our customers.

NOTE 22. RELATED PARTIES

Corporate Allocations. GE historically provided the Company with significant corporate, infrastructure, and shared services. Some of these services continue to be provided by GE to the Company on a temporary basis following the Spin-Off under the Transition Services Agreement. Accordingly, as described in Note 1, certain GE Corporate Costs have been charged to the Company based on allocation methodologies as follows:

a.Centralized services such as public relations, investor relations, treasury and cash management, executive management, security, government relations, community outreach, and corporate internal audit services were charged to the Company on a pro rata basis of GE’s estimates of each business’s usage at the beginning of the fiscal year and were recorded in Selling, general, and administrative expenses. Costs of $19 million for the three months ended March 31, 2023 were recorded in the Combined Statement of Income (Loss). Costs allocated to the Company for the three months ended March 31, 2024 were not significant as GE Vernova has established standalone capabilities for such services.

b.Information technology, finance, insurance, research, supply chain, human resources, tax, and facilities activities were charged to the Company based on headcount, revenue, or other allocation methodologies. Costs for these services of $100 million and $184 million were charged to the Company for the three months ended March 31, 2024 and 2023, respectively, which are primarily included in Selling, general, and administrative expenses and Research and development expenses in the Combined Statement of Income (Loss).

c.Costs associated with employee medical insurance totaling $30 million and $28 million for the three months ended March 31, 2024 and 2023, respectively, were charged to the Company based on employee headcount and are recorded in Cost of equipment, Cost of services, Selling, general, and administrative expenses, or Research and development expenses in the Combined Statement of Income (Loss) based on the employee population.

Additionally, GE granted various employee benefits to its employees, including prior to the Spin-Off to those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense associated with this plan was $34 million and $33 million for the three months ended March 31, 2024 and 2023, respectively, which is included primarily in Selling, general, and administrative expenses in the Combined Statement of Income (Loss). These costs are charged directly to the Company based on the specific employees receiving awards.

Finally, while GE’s third-party debt has not been attributed to the Company, GE allocated a portion of interest expense related to its third-party debt for funding provided by GE to the Company for certain investments held by Financial Services. The interest was allocated based on the GE-funded ending net investment position each reporting period. Interest of $7 million and $9 million is included in Interest and other financial charges – net in the Combined Statement of Income (Loss) for the three months ended March 31, 2024 and 2023, respectively.

Management believes that the expense and cost allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.

Parent Company Credit Support. GE provided the Company with parent credit support in certain jurisdictions. To support the Company in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for some non-customer related activities of GE Vernova. There are no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.

2024 1Q FORM 10-Q 29

Cash Management. As part of GE, the Company historically participated in centralized GE Treasury programs. This arrangement is not reflective of the manner in which the Company would have financed its operations had it been a stand-alone business separate from GE during the periods presented. Long-term intercompany financing, including strategic financing, and centralized cash management arrangements were used to fund expansion or certain working capital needs. All adjustments relating to certain transactions among the Company, GE and GE entities, which include the transfer of the balance of cash to GE, transfer of the balance of cash held in centralized cash management arrangements to GE, settlement of certain intercompany debt between the Company and GE or GE entities, and pushdown of all costs of doing business that were paid on behalf of the Company by GE or GE entities, are excluded from the asset and liability balances in the Combined Statement of Financial Position and are reported within Net parent investment as a component of equity.

Transfer of Tax Credits to GE. Under the Inflation Reduction Act of 2022, which went into effect in 2023, we generate advanced manufacturing credits in our Wind business. These credits are transferrable and are not reliant on a tax liability to be realized. We recognized advance manufacturing credits of $23 million and $26 million for the three months ended March 31, 2024 and 2023, respectively. During the first quarter of 2024, we received cash of $249 million from GE for credits generated since the credits became available in 2023.

Aero Alliance. Aero Alliance is our joint venture with Baker Hughes Company that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were $151 million and $118 million for the three months ended March 31, 2024 and 2023, respectively. The Company owed Aero Alliance $56 million and $34 million as of March 31, 2024 and December 31, 2023, respectively. These amounts have been recorded in Due to related parties on the Combined Statement of Financial Position.

Prolec GE. Prolec GE is our joint venture with Xignux, which manufactures a wide range of transformers available for generation, transmission, and distribution applications. To fund a historical acquisition, Prolec GE issued notes that include certain change in control provisions that allow the note holders to accept prepayment of such notes by Prolec GE as a result of the GE Vernova Spin-Off. If some or all of the note holders accept to receive prepayment of the outstanding notes, Prolec GE will need to refinance the notes. The Company intends to assist Prolec GE in refinancing the notes with another third party lender. However, the Company may be required to provide financing to Prolec GE to satisfy the prepayment conditions if other refinancing options are not obtained prior to the note holders calling such notes. The maximum commitment as of March 31, 2024 is $300 million. GE Vernova is obligated to pay any reasonable costs incurred by Prolec GE to obtain consents from note holders confirming a change in control without redemption, or to refinance the notes.

Financial Services Investments. Our Financial Services business invests in project infrastructure entities where we do not hold a controlling financial interest, including renewable tax equity vehicles. These entities generally purchase equipment from our Wind and Power segments, and we have recognized $4 million and $21 million of revenues for the three months ended March 31, 2024 and 2023, respectively, for sales to these entities. See Note 11 for further information.

NOTE 23. SEGMENT INFORMATION

The following table disaggregates total revenues to external customers for sales of equipment and sales of services by segment:

	Three months ended March 31
	2024			2023
	Equipment	Services	Total	Equipment	Services	Total
Power	$1,185	$2,823	$4,007	$1,165	$2,615	$3,780
Wind	1,227	407	1,634	1,414	336	1,750
Electrification	1,203	403	1,606	908	381	1,289
Other	2	10	12	2	—	3
Total revenues	$3,617	$3,642	$7,260	$3,489	$3,333	$6,822

Intersegment sales were $78 million and $90 million for the three months ended March 31, 2024 and 2023, respectively. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on a combined basis.

2024 1Q FORM 10-Q 30

TOTAL SEGMENT REVENUES BY BUSINESS UNIT	Three months ended March 31
	2024	2023
Gas Power	$3,041	$2,882
Nuclear Power	229	221
Hydro Power	181	178
Steam Power	584	540
Power	$4,035	$3,821

Onshore Wind	$1,059	$1,422
Offshore Wind	441	249
LM Wind Power	139	80
Wind	$1,639	$1,751

Grid Solutions	$1,109	$835
Power Conversion	235	183
Electrification Software	206	218
Solar & Storage Solutions	101	95
Electrification	$1,651	$1,331

Total segment revenues	$7,325	$6,903

SEGMENT EBITDA	Three months ended March 31
	2024	2023
Power	$345	$177
Wind	(173)	(260)
Electrification	66	(30)
	$238	$(113)
Corporate and other(a)	(49)	(72)
Restructuring and other charges	(148)	(110)
Purchases and sales of business interests	(5)	—
Non-operating benefit income	134	139
Depreciation and amortization(b)	(209)	(204)
Interest and other financial charges – net	(4)	(9)
Benefit (provision) for income taxes	(64)	22
Net income (loss)	$(106)	$(346)
(a) Includes interest and other financial charges of $10 million and $12 million and benefit for income taxes of $54 million and $47 million for the three months ended March 31, 2024 and 2023, respectively, related to the Financial Services business as this business is managed on an after-tax basis due to its strategic investments in renewable energy tax equity vehicles.
(b) Excludes depreciation and amortization expense related to Restructuring and other charges.

NOTE 24. SUBSEQUENT EVENTS. On April 2, 2024, the Spin-Off was completed through the Distribution and the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange.

In connection with the Spin-Off, the Company entered into or adopted agreements that provide a framework for the relationship between the Company and GE, including, but not limited to the following:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE following the Distribution, including procedures with respect to claims subject to indemnification and related matters.
•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for digital technology, human resources, supply chain, finance, and real estate services, among others. The services are generally intended to be provided for a period no longer than two years following the Spin-Off.
•Tax Matters Agreement (TMA) – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibit us from taking or failing to take any action in the two-year period following the Distribution that would prevent the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The TMA specifies the portion of tax liability for which the Company will bear contractual responsibility, and the Company and GE will each agree to indemnify each other against any amounts for which such indemnified party is not responsible.
•Employee Matters Agreement – addresses certain employment, compensation, and benefits matters, including the allocation of employees between the Company and GE and the allocation and treatment of certain assets and liabilities relating to our employees and former employees.
•Trademark License Agreement – governs the rights and obligations between the Company and GE related to the use of certain of GE's trademarks.
•Intellectual Property Cross License Agreement – governs the rights and obligations between the Company and GE related to the allocation, license, and use of certain intellectual property rights, including certain patent rights.
2024 1Q FORM 10-Q 31

•Real Estate Matters Agreement – governs the allocation and transfer of real estate between the Company and GE and the colocation of the Company and GE following the Spin-Off.
•Framework Investment Agreement – sets forth, as between the Company and GE, the treatment of certain existing tax equity investments and certain existing commitments to fund tax equity and tax incentivized investments in U.S. onshore wind energy related projects that were arranged by our Financial Services business as well as under which new future tax equity investments will be made over the two years following the Spin-Off.
•Adoption of Incentive Plans – adopted (a) the GE Vernova Inc. 2024 Long-Term Incentive Plan (the GE Vernova LTIP) and (b) the GE Vernova Inc. Mirror 2022 Long-Term Incentive Plan and the GE Vernova Inc. Mirror 2007 Long-Term Incentive Plan (collectively, the GE Vernova Mirror LTIPs), in each case, effective as of the Distribution Date. The GE Vernova Mirror LTIPs were adopted to assume the converted awards of stock options and restricted stock units (including performance stock units) held by employees of GE Vernova or one of its subsidiaries, including those held by our executive officers, in each case as a result of the Spin-Off. Grants of equity awards made after the Spin-Off to our executive officers and other employees will be made under the GE Vernova LTIP. The GE Vernova LTIP and the GE Vernova Mirror LTIPs became effective as of the Distribution Date.

Following the Spin-Off, GE has remaining contracts entered into on behalf of GE Vernova, parent company guarantees, surety bonds, letters of credit, or similar instruments of credit support currently provided by or through GE or any of its subsidiaries for the benefit of us or any of our subsidiaries and similar credit support for non-customer related activities of GE Vernova (collectively, the GE credit support). Under the Separation and Distribution Agreement, the Company is obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations under, all such credit support. Beginning in 2025, we will pay a quarterly fee to GE based on amounts related to the GE credit support. We are subject to other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. While GE remains obligated under a contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make.

In connection with the Spin-Off, GE contributed cash of $515 million to GE Vernova to fund future operations and transferred restricted cash of $325 million to us such that the Company’s cash balance upon completion of the Spin-Off was approximately $4,200 million. The additional cash of $325 million transferred is restricted in connection with certain legal matters related to legacy GE operations, and a corresponding indemnification liability was recorded at the time of Spin-Off that reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved.

On April 2, 2024, the Company entered into a credit agreement providing for a five-year unsecured revolving credit facility in an aggregate committed amount of $3,000 million. The facility was not utilized at the closing of the Spin-Off, however, we expect to use this facility to fund our near-term intra-quarter working capital needs. In addition, the Company entered into a standby letter of credit and bank guarantee facility providing for a five-year trade finance facility in an aggregate committed amount of $3,000 million. The trade finance facility is not expected to be utilized and will not provide direct liquidity to GE Vernova.

2024 1Q FORM 10-Q 32

EXHIBITS

Exhibit 2.1. Separation and Distribution Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 3.1. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).
Exhibit 3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).
Exhibit 10.1. Credit Agreement, dated as of March 26, 2024, among GE Vernova Inc. (f/k/a GE Vernova LLC), GE Albany Funding Unlimited Company and GE Funding Operations Co., Inc., as borrowers, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).+

Exhibit 10.2. Standby Letter of Credit and Bank Guarantee Agreement dated as of March 26, 2024, among GE Vernova Inc. (f/k/a GE Vernova LLC), as the borrower, the issuing banks party thereto and HSBC Bank USA, National Association, as administrative agent (filed herewith).+

Exhibit 10.3. Transition Services Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).+

Exhibit 10.4. Tax Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 10.5. Employee Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†

Exhibit 10.6. Trademark License Agreement, dated March 31, 2024, by and between General Electric Company and GE Infrastructure Technology LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 10.7. Real Estate Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).+

Exhibit 10.8. Framework Investment Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Investment Advisers, LLC (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 10.9. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).

Exhibit 10.10. GE Vernova Inc. Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-8 filed with the SEC on April 3, 2024, File No. 001-41966).*

Exhibit 10.11. GE Vernova Inc. Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-8 filed with the SEC on April 3, 2024. File No. 001-41966).*

Exhibit 10.12. Offer Letter with Kenneth Parks (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.13. Offer Letter with Rachel Gonzalez (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*

Exhibit 10.14. Offer Letter with Steven Baert (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*

Exhibit 10.15. Employment Agreement with Maví Zingoni.(incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966.)†*

Exhibit 10.16. Offer Letter with Jessica Uhl (filed herewith).†*
Exhibit 10.17. Offer Letter with Victor Abate (filed herewith).*
Exhibit 10.18. GE Energy Supplementary Pension Plan (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.19. GE Energy Excess Benefits Plan (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.20. Amended GE Vernova Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.21. GE Vernova Restoration Plan (incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
Exhibit 10.22. GE Vernova U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.
2024 1Q FORM 10-Q 33

Exhibit 101. The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Combined Statement of Income (Loss) for the three months ended March 31, 2024 and 2023, (ii) Combined Statement of Financial Position at March 31, 2024 and December 31, 2023, (iii) Combined Statement of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Combined Statement of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (v) Combined Statement of Changes in Equity for the three months ended March 31, 2024 and 2023, and (vi) Notes to Combined Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
+	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon its request.
*	Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	16-32
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12, 25
Item 4.	Controls and Procedures	15
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	27-28
Item 1A.	Risk Factors	(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	(b)
Item 6.	Exhibits	33-34
Signatures		34
(a) For a discussion of our risk factors, refer to "Risk Factors" included in our Information Statement dated March 8, 2024, which was furnished as Exhibit 99.1 to a Current Report on Form 8-K furnished with the Securities and Exchange Commission on March 8, 2024.
(b) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2024	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2024 1Q FORM 10-Q 34