Form 10-Q
period 2024-06-30
GE Vernova Inc.
filed 2024-07-24
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 274,802,034 shares of common stock with a par value of $0.01 per share outstanding at July 17, 2024.

TABLE OF CONTENTS

			Page

Forward-Looking Statements			3
About GE Vernova			4
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)			4
Transition to Stand-Alone Company			4
Disposition and Acquisition Activity			4
Arbitration Refund			5
Vineyard Wind Offshore Wind Farm			5
Results of Operations			5
Segment Operations			7
Other Information			10
Capital Resources and Liquidity			11
Recently Issued Accounting Pronouncements			13
Critical Accounting Estimates			13
Non-GAAP Financial Measures			13
Controls and Procedures			16
Legal Proceedings			16
Financial Statements and Notes			17
Consolidated and Combined Statement of Income (Loss)			17
Consolidated and Combined Statement of Financial Position			18
Consolidated and Combined Statement of Cash Flows			19
Consolidated and Combined Statement of Comprehensive Income (Loss)			20
Consolidated and Combined Statement of Changes in Equity			21
Note	1	Organization and Basis of Presentation	23
Note	2	Summary of Significant Accounting Policies	24
Note	3	Dispositions and Businesses Held for Sale	24
Note	4	Current and Long-Term Receivables	24
Note	5	Inventories, Including Deferred Inventory Costs	25
Note	6	Property, Plant, and Equipment	25
Note	7	Leases	25
Note	8	Acquisitions, Goodwill, and Other Intangible Assets	25
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	25
Note	10	Current and All Other Assets	26
Note	11	Equity Method Investments	27
Note	12	Accounts Payable and Equipment Project Payables	27
Note	13	Postretirement Benefit Plans	27
Note	14	Current and All Other Liabilities	28
Note	15	Income Taxes	28
Note	16	Accumulated Other Comprehensive Income (Loss) (AOCI)	29
Note	17	Share-Based Compensation	29
Note	18	Earnings Per Share Information	30
Note	19	Other Income (Expense) – Net	31
Note	20	Financial Instruments	31
Note	21	Variable Interest Entities	33
Note	22	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	33
Note	23	Restructuring Charges and Separation Costs	35
Note	24	Related Parties	36
Note	25	Segment Information	37
Exhibits			39
Form 10-Q Cross Reference Index			40
Signatures			41

FORWARD-LOOKING STATEMENTS. The public communications and SEC filings of GE Vernova Inc. (the Company, GE Vernova, our, we or us) may contain statements related to future, not past, events. These forward-looking statements often address our current expected future business and financial performance and condition based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," "range," and similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as the benefits we expect from our lean operating model, including cost and operational efficiencies and improvements; our expectations regarding the energy transition; the demand for our products and services, their role in the energy transition and our ability to meet those demands; our expectations of future increased business, revenues and operating results; our ability to innovate and anticipate and address customer demands; our underwriting and risk management; our ability to manage inflationary pressures; benefits we expect to receive from the Inflation Reduction Act of 2022 (IRA); our acquisitions and dispositions; our investments in new product development, joint ventures and other collaborations with third parties; our restructuring program to reduce operational costs; our ability to novate or assign credit support provided by General Electric Company; litigation, arbitration and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings. Any forward-looking statement in this report speaks only as of the date on which it is made. Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, cash flows, or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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
•Global economic trends, competition, and geopolitical risks, including impacts from the ongoing geopolitical conflicts (such as the Russia-Ukraine conflict and conflict in the Middle East), demand or supply shocks from events such as a major terrorist attack, natural disasters, actual or threatened public health pandemics or other emergencies or an escalation of sanctions, tariffs or other trade tensions, and related impacts on our supply chains and strategies;
•Actual or perceived quality issues or product or safety failures related to our complex and specialized products, solutions, and services, the time required to address them, costs associated with related project delays, repairs or replacements, and the impact of any contractual claims for damages or other legal claims asserted in connection therewith, some of which may be for significant amounts, on our financial results, competitive position or reputation;
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
•Our capital allocation plans, including the timing and amount of any dividends, share repurchases, acquisitions, organic investments, and other priorities;
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
•Changes in law, regulation, or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to sustainability, climate change, environmental, health and safety laws, and tax law changes;
•Our ability and challenges to manage the transition as a newly stand-alone public company or achieve some or all of the benefits we expect to achieve from such transition;
•The risk of an active trading market not being sustained for our securities or significant volatility in our stock price; and
•The impact related to information technology, cybersecurity, or data security breaches at GE Vernova or third parties.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements, and these and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q and in the “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections included in our information statement dated March 8, 2024, which was attached as Exhibit 99.1 to a Current Report on Form 8-K furnished with the Securities and Exchange Commission (SEC) on March 8, 2024 (the Information Statement), as may be updated from time to time in our SEC filings and as posted on our website at www.gevernova.com/investors/fls. There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statement that we make. We do not undertake any obligation to update or revise our forward-looking statements except as may be required by law or regulation.

2024 2Q FORM 10-Q 3

ABOUT GE VERNOVA. GE Vernova Inc. is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We are a purpose-built company, uniquely positioned with a scope and scale of solutions to accelerate the energy transition, while servicing and growing our installed base and strengthening our own profitability and shareholder returns. We have a strong history of innovation which is a key strength enabling us to meet our customers’ needs. GE Vernova innovates and invests across our broad portfolio of technologies to help our customers meet growing demand for electricity generation and reduce the carbon intensity of power grids and electricity supply, while maintaining or improving system reliability, affordability, and sustainability. Today, approximately 25% of the world’s electricity is generated using GE Vernova’s installed base of technologies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three and six months ended June 30, 2024 and 2023. The below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited combined financial statements and corresponding notes for the year ended December 31, 2023, included in the Information Statement. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated and combined financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. See the Non-GAAP Financial Measures section for the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures.

TRANSITION TO STAND-ALONE COMPANY

Financial Presentation Under GE Ownership. We completed our separation from General Electric Company (GE), which now operates as GE Aerospace, on April 2, 2024 (the Spin-Off). In connection with the Spin-Off, GE distributed all of the shares of our common stock to its shareholders and we became an independent company. Historically, as a business of GE, we relied on GE to manage certain of our operations and provide certain services, the costs of which were either allocated or directly billed to us. Accordingly, our historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company and may not reflect our results of operations, financial position, and cash flows had we been a separate, stand-alone company during the historical periods presented. See Note 1 in the Notes to the consolidated and combined financial statements for further information.

Production Tax Credit Investments. Our Financial Services business offers a wide range of financial solutions to customers and projects that utilize our Power and Wind products and services. These solutions historically included making minority investments in projects, often through common or preferred equity investments where we generally seek to exit as soon as practicable once a project achieves commercial operation. Many such investments are in renewable energy U.S. tax equity vehicles that generate various tax credits, including production tax credits (PTCs), which can be used to offset an equity partner’s tax liabilities in the U.S. and support the overall target return on investment. In connection with the Spin-Off, GE retained all renewable energy U.S. tax equity investments of $1.2 billion and any tax attributes from historical tax equity investing activity. We will manage these investments under the Framework Investment Agreement. Additionally, during the three months ended June 30, 2024, in connection with GE retaining the renewable energy U.S. tax equity investments, we recognized a $0.1 billion benefit, recorded in Cost of equipment, related to deferred intercompany profit from historical equipment sales to the related investees. See Notes 11, 21 and 23 in the Notes to the consolidated and combined financial statements for further information.

DISPOSITION AND ACQUISITION ACTIVITY. During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to Electricité de France S.A. (EDF). In connection with the disposition, we received net cash proceeds of $0.6 billion, which is subject to customary working capital and other post-closing adjustments. As a result, we recognized a pre-tax gain of $0.9 billion recorded in Other income (expense) – net in our Consolidated and Combined Statement of Income (Loss). See Notes 3, 15, 16 and 19 in the Notes to the consolidated and combined financial statements for further information.

In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services. See Note 8 in the Notes to the consolidated and combined financial statements for further information.

2024 2Q FORM 10-Q 4

ARBITRATION REFUND. In June 2024, we received $306 million in cash, which represented the return of cash payments we previously made relating to two partial withdrawal liability assessments issued by a multiemployer pension plan (Fund) to which we contribute, plus interest on such amounts. We challenged the assessments in arbitration, but under the Employee Retirement Income Security Act of 1974 (ERISA), we were required to make monthly payments from May 2019 to September 2023 while the matter was arbitrated. In December 2023, an arbitrator ruled that we were exempt from the alleged liability, a decision that was appealed in January 2024 in a federal court. The arbitration award triggered a legal obligation for the Fund to return the payments to us with interest, which it did in June 2024. For the period, $254 million of cash, constituting the payments previously made to the Fund, was recorded in Selling, general, and administrative expenses and $52 million of cash, constituting interest on such amounts, was recorded in Interest and other financial charges – net in our Consolidated and Combined Statement of Income (Loss). As this dispute is not yet resolved, we cannot predict its ultimate resolution, including whether we will retain the funds following all final appeals, whether we are entitled to additional interest, or whether the Fund may contend it is owed interest if it prevails.

VINEYARD WIND OFFSHORE WIND FARM. We are the manufacturer and supplier of turbines and blades and the installation contractor for Vineyard Wind 1 offshore wind farm in the Atlantic Ocean (Vineyard Wind), at which we have installed 24 of 62 Haliade-X 220m wind turbines to date. Subsequent to the period covered by this report, a wind turbine blade event occurred at Vineyard Wind. Debris from the blade was released into the Atlantic Ocean and some has washed ashore on nearby beaches. On July 15, 2024, the U.S. Bureau of Safety and Environmental Enforcement (BSEE) issued a suspension order to cease power production and the installation of new wind turbines at the project site, pending an investigation of the event.

As of the date of the filing of this report, we are currently engaged in a root cause analysis of the incident. We do not have an indication as to when BSEE will modify or lift its suspension order. Under our contractual arrangement with the developer of Vineyard Wind, we may receive claims for damages, including liquidated damages for delayed completion, and other incremental or remedial costs. These amounts could be significant and adversely affect our cash collection timelines and contract profitability. We are currently unable to reasonably estimate what impact the event, any potential claims, or the related BSEE order would have on our financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Summary of Second Quarter 2024 Results. Remaining performance obligations (RPO) were $115.5 billion and $114.1 billion as of June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, total revenues were $8.2 billion, an increase of $0.1 billion for the quarter. Net income (loss) was $1.3 billion, an increase of $1.4 billion in net income for the quarter, and net income (loss) margin was 15.6%. Diluted earnings (loss) per share was $4.65 for the three months ended June 30, 2024, an increase in the diluted earnings per share of $5.19 for the quarter. Cash flows from (used for) operating activities were $0.5 billion and $(1.0) billion for the six months ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, Adjusted EBITDA* was $0.5 billion, an increase of $0.3 billion. Free cash flow* was $0.2 billion and $(1.3) billion for the six months ended June 30, 2024 and 2023, respectively.

RPO, a measure of backlog, includes unfilled firm and unconditional customer orders for equipment and services, excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. Services RPO includes the estimated life of contract sales related to long-term service agreements which remain unsatisfied at the end of the reporting period, excluding contracts that are not yet active. Services RPO also includes the estimated amount of unsatisfied performance obligations for time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated and combined financial statements for further information.

RPO	June 30, 2024	December 31, 2023	June 30, 2023
Equipment	$41,561	$40,478	$40,183
Services	73,915	75,120	73,878
Total RPO	$115,476	$115,598	$114,062

As of June 30, 2024, RPO decreased $0.1 billion from December 31, 2023, primarily at Power, due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF; decreases in Wind at Offshore Wind as we continue to execute on our contracts and decreases in Onshore Wind services; partially offset by Electrification, from orders outpacing revenues across all businesses. RPO increased $1.4 billion (1%) from June 30, 2023 primarily at Electrification by $5.3 billion as orders outpaced revenues across all businesses; partially offset at Power due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF; and at Wind due to decreases at Offshore Wind where revenues outpaced new orders as we continue to execute on our contracts, as well as the cancellation of an order in the fourth quarter of 2023 that we received in the second quarter of 2023.

	Three months ended June 30		Six months ended June 30
REVENUES	2024	2023	2024	2023
Equipment revenues	$4,194	$4,388	$7,811	$7,877
Services revenues	4,010	3,732	7,652	7,065
Total revenues	$8,204	$8,119	$15,463	$14,941

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 5

For the three months ended June 30, 2024, total revenues increased $0.1 billion (1%). Services revenues increased in all segments, primarily at Power due to growth in Gas Power from higher outages and transactional service volume. Equipment revenues decreased primarily at Wind from Onshore Wind as fewer units were delivered in the period, partially offset at Electrification led by growth at Grid Solutions, and at Power due to Gas Power strength.

Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues* increased $0.1 billion (2%), organic services revenues* increased $0.3 billion (9%) and organic equipment revenues* decreased $0.2 billion (4%). Organic revenues* increased at Power and Electrification, partially offset by Wind.

For the six months ended June 30, 2024, total revenues increased $0.5 billion (3%). Services revenues increased in all segments, primarily at Power due to growth in Gas Power from higher outages and transactional service volume. Equipment revenues decreased primarily at Wind from Onshore Wind as fewer units were delivered in the period, partially offset at Electrification led by growth at Grid Solutions, and at Power from aeroderivative engine shipments.

Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues* increased $0.5 billion (3%), organic services revenues* increased $0.6 billion (9%) and organic equipment revenues* decreased $0.1 billion (1%). Organic revenues* increased at Electrification and Power, partially offset by Wind.

	Three months ended June 30		Six months ended June 30
EARNINGS (LOSS)	2024	2023	2024	2023
Operating income (loss)	$527	$(341)	$238	$(811)
Net income (loss)	1,280	(149)	1,174	(495)
Net income (loss) attributable to GE Vernova	1,294	(150)	1,164	(465)
Adjusted EBITDA*	524	203	714	18
Diluted earnings (loss) per share(a)	4.65	(0.55)	4.22	(1.70)
(a)The computation of earnings (loss) per share for all periods through April 1, 2024 was calculated using 274 million common shares that were issued upon Spin-Off and excludes Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, the Company participated in various GE stock-based compensation plans. For periods prior to the Spin-Off, there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to Spin-Off.

For the three months ended June 30, 2024, operating income (loss) was $0.5 billion, a $0.9 billion increase, primarily due to an increase in segment results at Power of $0.1 billion, primarily at Gas Power services due to volume, price and productivity, which more than offset the impact of inflation, and improvements in Gas Power equipment profitability; at Wind of $0.1 billion, primarily due to Onshore Wind through improved pricing and the impact of cost reduction activities, and fewer losses recognized in Offshore Wind; and at Electrification of $0.1 billion, primarily due to higher volume, productivity, and price at Grid Solutions; as well as $0.3 billion received related to an arbitration refund and a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off.

Net income (loss) was $1.3 billion, a $1.4 billion increase in net income for the quarter, primarily due to an increase in the operating income (loss) of $0.9 billion and an increase in other income of $0.7 billion driven by a $0.9 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF, partially offset by an increase in provision for income taxes of $0.2 billion.

Adjusted EBITDA* and Adjusted EBITDA margin* were $0.5 billion and 6.4%, respectively, for the three months ended June 30, 2024, an increase of $0.3 billion and 3.9%, respectively, primarily driven by increases in segment results in Power, Wind, and Electrification.

For the six months ended June 30, 2024, operating income (loss) was $0.2 billion, a $1.0 billion increase, primarily due to an increase in segment results at Power of $0.3 billion, primarily attributable to Gas Power, where higher volume, favorable pricing, and increased productivity more than offset the impact of inflation; at Wind of $0.2 billion, primarily due to improved pricing and the impact of cost reduction activities at Onshore Wind, and fewer losses recognized at Offshore Wind; and at Electrification of $0.2 billion, primarily due to higher volume, productivity, and price at Grid Solutions; as well as $0.3 billion received related to an arbitration refund and a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off.

Net income (loss) was $1.2 billion, a $1.7 billion increase in net income for the period, primarily due to an increase in the operating income (loss) of $1.0 billion and an increase in other income of $0.8 billion driven by a $0.9 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF, partially offset by an increase in provision for income taxes of $0.3 billion.

Adjusted EBITDA* and Adjusted EBITDA margin* were $0.7 billion and 4.6%, respectively, for the six months ended June 30, 2024, an increase of $0.7 billion and 4.5%, respectively, primarily driven by increases in segment results in Power, Wind, and Electrification.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 6

SEGMENT OPERATIONS. Refer to the Information Statement for further information regarding our determination of segment EBITDA.

	Three months ended June 30			Six months ended June 30
SUMMARY OF REPORTABLE SEGMENTS	2024	2023	V %	2024	2023	V %
Power	$4,455	$4,131	8%	$8,490	$7,953	7%
Wind	2,062	2,601	(21)	3,701	4,352	(15)
Electrification	1,790	1,505	19	3,441	2,836	21
Eliminations and other	(103)	(118)	13	(169)	(199)	15
Total revenues	$8,204	$8,119	1%	$15,463	$14,941	3%

Segment EBITDA
Power	$613	$466	32%	$958	$643	49%
Wind	(117)	(259)	55	(289)	(519)	44
Electrification	129	31	F	195	1	F
Corporate and other(a)	(101)	(35)	U	(150)	(107)	(40)
Adjusted EBITDA*(b)	$524	$203	F	$714	$18	F
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

POWER. We believe gas power plays a critical role in the energy transition, offering a fundamental foundation of reliable and dispatchable power. Although market factors related to the energy transition, such as greater renewable energy penetration and the adoption of climate change-related legislation and policies continue to evolve, we expect the gas power market to grow over the next decade. We foresee gas power generation continuing to grow low single digits, which will play an indispensable role in ensuring grid stability and energy security. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles, where we have high confidence in delivering for our customers.

During the three months ended June 30, 2024, GE Vernova's gas turbine utilization was flat compared to the same period last year. Growth in Asia from fewer outages and more HA units commissioned, and flat utilization in the U.S. suppressed by increased outage activity were offset by Europe where increased nuclear, hydro, and renewable energy drove lower gas operations in the quarter. Global electricity demand increased by mid-single digits. The demand for gas equipment and services remains robust in our Gas Power business.

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

We continue to invest in new product development. In Nuclear Power, we have an agreement with a customer for the deployment of small modular nuclear reactor technology, the first commercial contract in North America, with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, we continue to invest for the long-term, including decarbonization pathways that will provide customers with cleaner, more reliable power. As of June 30, 2024, our fundamentals remained strong with approximately $69.5 billion in RPO and a gas turbine installed base of approximately 7,000 units with approximately 1,700 units under long-term service agreements with an average remaining contract life of approximately 10 years. As of June 30, 2024, we had 32 HA-Turbines in RPO, 30 being installed and commissioned, and 100 HA-Turbines in our installed base with approximately 2.5 million operating hours.

	Three months ended June 30		Six months ended June 30
Orders in units	2024	2023	2024	2023
Gas Turbines	15	26	49	39
Heavy-Duty Gas Turbines	14	14	30	20
HA-Turbines	4	—	12	4
Aeroderivatives	1	12	19	19
Gas Turbine Gigawatts	4.1	2.1	9.0	4.4

	Three months ended June 30		Six months ended June 30
Sales in units	2024	2023	2024	2023
Gas Turbines	15	14	32	37
Heavy-Duty Gas Turbines	8	9	18	27
HA-Turbines	1	3	2	7
Aeroderivatives	7	5	14	10
Gas Turbine Gigawatts	1.5	2.3	3.7	5.9

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 7

RPO	June 30, 2024	December 31, 2023	June 30, 2023
Equipment	$10,978	$13,636	$13,980
Services	58,479	59,338	58,220
Total RPO	$69,457	$72,974	$72,200

RPO as of June 30, 2024 decreased $3.5 billion (5%) from December 31, 2023, primarily due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF, partially offset by orders outpacing revenues for Gas Power Heavy-Duty Gas Turbines. RPO decreased $2.7 billion (4%) from June 30, 2023 primarily due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF, and reductions in Hydro Power equipment and Nuclear Power services, partially offset by growth in Gas Power services and equipment.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2024	2023	2024	2023
Gas Power	$3,459	$3,051	$6,500	$5,933
Nuclear Power	222	212	450	434
Hydro Power	182	220	363	397
Steam Power	592	648	1,176	1,189
Total segment revenues	$4,455	$4,131	$8,490	$7,953

Equipment	$1,285	$1,147	$2,486	$2,327
Services	3,170	2,984	6,003	5,626
Total segment revenues	$4,455	$4,131	$8,490	$7,953

Segment EBITDA	$613	$466	$958	$643
Segment EBITDA margin	13.8%	11.3%	11.3%	8.1%
For the three months ended June 30, 2024, segment revenues were up $0.3 billion (8%) and segment EBITDA was up $0.1 billion (32%).

Segment revenues increased $0.4 billion (10%) organically*, primarily due to increases in Gas Power project commissioning and aeroderivative engine shipments, and Gas Power services driven by higher outages and transactional service volume.

Segment EBITDA increased $0.1 billion (24%) organically*, primarily due to an increase in Gas Power services where volume, price, and productivity more than offset the impact of inflation, and improvements in Gas Power equipment profitability.

For the six months ended June 30, 2024, segment revenues were up $0.5 billion (7%) and segment EBITDA was up $0.3 billion (49%).

Segment revenues increased $0.5 billion (7%) organically*, in Gas Power equipment from aeroderivative engine shipments, and Gas Power services driven by higher outages and transactional service volume.

Segment EBITDA increased $0.3 billion (36%) organically*, mainly driven by improvements in Gas Power where higher volume, favorable pricing, and increased productivity offset the impact of inflation.

WIND. In our Wind segment, we create value by engineering, manufacturing, and commercializing wind turbines, an important technology playing a role in the energy transition as we seek to decarbonize the world's energy sector. As we focus on providing carbon-free electricity reliably and at scale, we have simplified our senior management structure and portfolio of product offerings, focusing on fewer and more reliable workhorse products. Workhorse products, which include our 2.8-127m, 3.6-154m, and 6.1-158m onshore units, and our Haliade-250m offshore units, account for approximately 70% of our equipment RPO in Onshore Wind and Offshore Wind at June 30, 2024. Included in our RPO are services agreements on approximately 24,000 of our onshore wind turbines, from an installed base of approximately 56,000 units.

At Onshore Wind, we are focused on improving our overall fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those geographic regions that align better with our products and supply chain footprint, positioning our workhorse products to targeted markets. Our volume mix has shifted towards the U.S., currently representing 75% of Onshore Wind's equipment RPO, while our international volume has become smaller and more profitable. Specifically in the U.S., the IRA introduced new, and extended existing, tax incentives for at least 10 years, significantly improving project economics for our customers and turbine producers. Our projects in the U.S. generally benefit from incentives available to our customers and broadly available IRA incentives. Finally, we are continuing our restructuring program to reduce our operating costs and are seeing the benefits both operationally and financially.

The offshore wind industry currently faces challenges as companies attempt to increase output and reduce cost. In our Offshore Wind business, we continue to experience pressure related to our product and project costs as we deliver on our existing backlog. Although we are deploying countermeasures to combat these pressures and are committed to driving productivity and cost improvement for our new larger turbines, changes in execution timelines or other adverse developments likely could have an adverse effect on our cash collection timelines and contract profitability, and could result in further losses beyond the amounts that we currently estimate.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 8

	Three months ended June 30		Six months ended June 30
Onshore and Offshore Wind orders in units	2024	2023	2024	2023
Wind Turbines	431	547	621	1,068
Repower Units	205	100	246	146
Wind Turbine and Repower Units Gigawatts	1.8	3.1	2.5	4.7

	Three months ended June 30		Six months ended June 30
Onshore and Offshore Wind sales in units	2024	2023	2024	2023
Wind Turbines	341	647	593	1,052
Repower Units	64	79	64	129
Wind Turbine and Repower Units Gigawatts	1.6	2.5	2.7	4.2

RPO	June 30, 2024	December 31, 2023	June 30, 2023
Equipment	$13,147	$13,709	$13,763
Services	12,626	13,240	13,336
Total RPO	$25,773	$26,949	$27,098

RPO as of June 30, 2024 decreased $1.2 billion (4%) from December 31, 2023 primarily due to decreases at Offshore Wind as we continue to execute on our contracts, and decreases in Onshore Wind services, offset in part by Onshore Wind equipment as new orders outpaced revenues in the first half of the year. RPO decreased $1.3 billion (5%) from June 30, 2023 primarily due to decreases at Offshore Wind equipment, where revenues outpaced new orders as we continue to execute on our contracts, as well as the cancellation of an order in the fourth quarter of 2023 that we received in the second quarter of 2023. Onshore Wind RPO increased driven by a large order in the U.S., partially offset by revenues outpacing orders in the international market as we continue to decrease the number of geographies in which we operate.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2024	2023	2024	2023
Onshore Wind	$1,560	$2,174	$2,619	$3,597
Offshore Wind	353	285	794	534
LM Wind Power	149	142	288	221
Total segment revenues	$2,062	$2,601	$3,701	$4,352

Equipment	$1,668	$2,245	$2,900	$3,659
Services	394	356	801	692
Total segment revenues	$2,062	$2,601	$3,701	$4,352

Segment EBITDA	$(117)	$(259)	$(289)	$(519)
Segment EBITDA margin	(5.7)%	(10.0)%	(7.8)%	(11.9)%
For the three months ended June 30, 2024, segment revenues were down $0.5 billion (21%) and segment EBITDA was up $0.1 billion (55%).

Segment revenues decreased $0.5 billion (20%) organically*, primarily from Onshore Wind equipment, as fewer units were delivered in the period, partially offset by higher equipment revenues at Offshore Wind as we continue to execute on our RPO.

Segment EBITDA increased $0.1 billion (57%) organically*, primarily due to Onshore Wind as a result of improved pricing and the impact of cost reduction activities, and fewer losses recognized in Offshore Wind.

For the six months ended June 30, 2024, segment revenues were down $0.7 billion (15%) and segment EBITDA was up $0.2 billion (44%).

Segment revenues decreased $0.6 billion (15%) organically*, primarily from Onshore Wind equipment, as fewer units were delivered in the period, partially offset by higher equipment revenues at Offshore Wind as we continue to execute on our RPO.

Segment EBITDA increased $0.2 billion (45%) organically*, primarily due to Onshore Wind as a result of improved pricing and the impact of cost reduction activities, and fewer losses recognized in Offshore Wind.

ELECTRIFICATION. We continue to experience robust demand for our systems, equipment, and services across all businesses. Demand remains strong for large scale transmission-related equipment to interconnect renewables and move bulk power. We also benefited from higher growth in orders from other transmission activities within our Grid Solutions business.

Our Grid Solutions business is positioned to support grid expansion and modernization needs globally. We participate in the onshore interconnection market and the rapidly growing offshore renewable interconnection market with new products and technology supporting a 2 GW HVDC solution standard and are developing new technology, such as grid-forming static synchronous compensators and SF6-free switchgears, that solves for a denser, more resilient, stable, and efficient electric grid with lower future greenhouse gas emissions.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 9

The demand for our equipment and solutions have created favorable conditions to improve pricing and contractual terms. Customer lead-times have increased as a result of demand outstripping supply, though we are proactively managing this by deploying lean initiatives to reduce lead-times and drive cost productivity. In addition, we are making investments to expand our capacity and capabilities to support this continued growth while benefiting from synergies across our Electrification businesses.

RPO	June 30, 2024	December 31, 2023	June 30, 2023
Equipment	$17,540	$13,233	$12,496
Services	3,139	3,109	2,875
Total RPO	$20,679	$16,342	$15,371

RPO as of June 30, 2024 increased $4.3 billion (27%) from December 31, 2023 primarily due to orders outpacing revenues across all businesses. RPO increased $5.3 billion (35%) from June 30, 2023 primarily driven by orders outpacing revenues across all businesses.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2024	2023	2024	2023
Grid Solutions	$1,142	$966	$2,251	$1,801
Power Conversion	313	217	548	400
Electrification Software	223	213	428	431
Solar & Storage Solutions	113	109	214	204
Total segment revenues	$1,790	$1,505	$3,441	$2,836

Equipment	$1,286	$1,058	$2,516	$1,986
Services	504	447	925	850
Total segment revenues	$1,790	$1,505	$3,441	$2,836

Segment EBITDA	$129	$31	$195	$1
Segment EBITDA margin	7.2%	2.1%	5.7%	—%

For the three months ended June 30, 2024, segment revenues were up $0.3 billion (19%) and segment EBITDA was up $0.1 billion.

Segment revenues increased $0.3 billion (19%) organically*, led by growth in equipment at Grid Solutions and Power Conversion.

Segment EBITDA increased $0.1 billion organically*, primarily driven by higher volume, productivity, and price across all businesses.

For the six months ended June 30, 2024, segment revenues were up $0.6 billion (21%) and segment EBITDA was up $0.2 billion.

Segment revenues increased $0.6 billion (20%) organically*, led by growth in equipment at Grid Solutions and Power Conversion.

Segment EBITDA increased $0.2 billion organically*, primarily driven by higher volume, productivity, and price across all businesses.

OTHER INFORMATION.

Gross Profit and Gross Margin. Gross profit was $1.7 billion and $1.1 billion for the three months ended and $2.9 billion and $2.1 billion for the six months ended June 30, 2024 and 2023, respectively. Gross margin was 20.7% and 14.1% for the three months ended and 18.4% and 13.8% for the six months ended June 30, 2024 and 2023, respectively. The increase in gross profit was due to an increase at Power due to an increase in Gas Power services from higher outages and favorable price, an increase in Electrification due to higher volume, productivity, and price at Grid Solutions, and an increase in Wind through improved pricing and the impact of cost reduction activities at Onshore Wind.

Selling, General, and Administrative. Selling, general, and administrative costs were $0.9 billion and $1.3 billion for the three months ended and $2.1 billion and $2.5 billion for the six months ended and comprised 11.4% and 15.7% of revenues for the three months ended and 13.8% and 16.5% for the six months ended June 30, 2024 and 2023, respectively. The reduction in costs was attributable to a $0.3 billion arbitration refund and ongoing cost reduction initiatives in each of the businesses, partially offset by higher corporate costs required to operate as a stand-alone public company.

Restructuring Charges and Separation Costs. We continuously evaluate our cost structure and are implementing several restructuring and process transformation actions considered necessary to simplify our organizational structure. In addition, in connection with the Spin-Off, we incurred certain separation costs and recognized a benefit related to deferred intercompany profit upon GE retaining the renewable energy U.S. tax equity investments. See Note 23 in the Notes to the consolidated and combined financial statements for further information.

Interest and Other Financial Charges – Net. Interest and other financial charges – net was less than $0.1 billion in income for both the three and six months ended June 30, 2024 and less than $0.1 billion in expense for both the three and six months ended June 30, 2023. The higher income in 2024 was primarily driven by interest received from an arbitration refund and a higher average balance of invested funds during the three and six months ended June 30, 2024. The primary components of net interest and other financial charges are fees on cash management activities, interest on borrowings, interest earned on cash balances and short-term investments.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 10

Income Taxes. Our effective tax rate was 20.1% for the three months ended June 30, 2024. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a lower effective tax rate on a foreign pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF, partially offset by losses providing no tax benefit in certain jurisdictions, and an increase in income tax expense due to the reduction of certain U.S. tax attributes that are not part of the Company's stand-alone operations.

Our effective tax rate was 22.1% for the six months ended June 30, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.

We recorded an income tax expense on a pre-tax loss in the three and six months ended June 30, 2023 due to taxes in profitable jurisdictions and losses providing no tax benefit in other jurisdictions.

See Note 15 in the Notes to the consolidated and combined financial statements for further information.

CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. In connection with the Spin-Off, we received cash from GE of $0.8 billion through a cash contribution of $0.5 billion to fund future GE Vernova operations and a cash transfer of $0.3 billion restricted in connection with certain legal matters associated with legacy GE operations, such that our cash balance on the date of the completion of the Spin-Off was approximately $4.2 billion. As of June 30, 2024, our Cash, cash equivalents, and restricted cash was $5.8 billion, approximately $1.0 billion of which was held in countries where access to cash may be delayed due to various regulations (including $0.1 billion in Russia and Ukraine) and $0.4 billion was restricted use cash. During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to EDF. In connection with the disposition, we received net cash proceeds of $0.6 billion. During the second quarter of 2024, we also received a cash refund of $0.3 billion in connection with an arbitration proceeding. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” below for additional information. We believe our future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
Consolidated and Combined Statement of Cash Flows. The most significant source of cash flows from operations is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating uses of cash are to pay our suppliers, employees, tax authorities, and postretirement plans. We measure ourselves on a free cash flow* basis. We believe that free cash flow* provides management and investors with an important measure of our ability to generate cash on a normalized basis. Free cash flow* also provides insight into our ability to produce cash subsequent to fulfilling our capital obligations; however, free cash flow* does not delineate funds available for discretionary uses as it does not deduct the payments required for certain investing and financing activities.

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

	Six months ended June 30
FREE CASH FLOW (NON-GAAP)	2024	2023
Cash from (used for) operating activities (GAAP)	$535	$(978)
Add: Gross additions to property, plant, and equipment and internal-use software	(374)	(283)
Free cash flow (Non-GAAP)	$161	$(1,261)

Cash from (used for) operating activities was $0.5 billion and $(1.0) billion for the six months ended June 30, 2024 and 2023, respectively.

Cash from (used for) operating activities increased by $1.5 billion in 2024 compared to 2023 primarily driven by: higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, and (gains) losses on purchases and sales of business interests) of $0.9 billion, including the impact of a $0.3 billion cash refund we received in connection with an arbitration proceeding in the second quarter of 2024; and an increase of $0.8 billion in contract liabilities and current deferred income, due to higher collections at Onshore Wind and lower liquidations at Offshore Wind in Wind, and higher collections at Electrification; partially offset by current contract assets of $(0.4) billion, driven by higher revenue recognition compared to billings in Offshore Wind, and on our long-term service agreements in Power.

Cash from operating activities of $0.5 billion for the six months ended June 30, 2024 included a $0.3 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $1.6 billion, driven by down payments and collections on several large projects in Grid Solutions at Electrification, and net collections at Power; current receivables of $0.7 billion, driven by collections outpacing billings, primarily at Wind and Power, and the benefits arising from the IRA related to advanced manufacturing credits of $0.2 billion; accounts payable and equipment project accruals of $0.1 billion, due to higher volume than disbursements in Power, partially offset by Wind and Electrification; inventories of $(1.3) billion, primarily in Gas Power at Power and Onshore Wind at Wind, to support fulfillment and deliveries expected in the second half of 2024; current contract assets of $(0.4) billion, driven by revenue recognition exceeding billings in our Offshore Wind business at Wind, and on our long-term service agreements in Power; and changes in due to related parties of $(0.4) billion, primarily due to settlements of payables with GE prior to the Spin-Off.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 11

Cash used for operating activities of $1.0 billion for the six months ended June 30, 2023 included a $0.1 billion outflow from changes in working capital. The cash outflow from changes in working capital was primarily driven by: inventories of $1.2 billion, due to inventory build in Onshore Wind and Offshore Wind at Wind and Gas Power at Power; partially offset by contract liabilities and current deferred income of $(0.8) billion as a result of project collections and down payments in Power, Wind, and Electrification outpacing revenue recognition; and current receivables of $(0.3) billion, driven by collections outpacing billings primarily in Gas Power at Power and Onshore Wind at Wind.

Cash from (used for) investing activities was $0.3 billion and $(0.4) billion for the six months ended June 30, 2024 and 2023, respectively.

Cash from (used for) investing activities increased by $0.7 billion in 2024 compared to 2023 primarily driven by: net proceeds from principal business dispositions of $0.6 billion in the second quarter of 2024, as a result of our Steam Power business sale of part of its nuclear activities to EDF in our Power segment; and the nonrecurrence of the net impact of our acquisition of Nexus Controls and other investment sales of $0.2 billion in 2023; partially offset by higher cash used for additions to PP&E and internal-use software of $(0.1) billion; and an increase in net purchases of equity method investments of $(0.1) billion, primarily driven by higher contributions to investments at our Financial Services business. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.4 billion and $0.3 billion for the six months ended June 30, 2024 and 2023, respectively.

Cash from financing activities was $2.9 billion and $0.9 billion for the six months ended June 30, 2024 and 2023, respectively, inclusive of $3.0 billion and $1.0 billion, respectively, of transfers from parent.

Material Cash Requirements. In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease and guarantee arrangements as well as our investment commitments is provided in Note 7 and Note 22 in the Notes to the consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q as well as in Note 7 and Note 20 in the Notes to the audited combined financial statements included in the Information Statement. Additionally, we have material cash requirements related to our pension obligations as described in Note 13 to the audited combined financial statements included in the Information Statement.

Debt. As of both June 30, 2024 and December 31, 2023, we had $0.1 billion of total debt, excluding finance leases. We have a $3.0 billion Revolving Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility is not expected to be utilized and will not provide us with direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about these Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024.

Credit Ratings and Conditions. GE historically relied on the debt capital markets to fund, among other things, a significant portion of its operations. We may continue to rely on capital markets in the future, and we have access to the Revolving Credit Facility to fund operations, as described above, to further support our liquidity needs. The cost and availability of any debt financing is influenced by our credit ratings and market conditions. Standard and Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) have issued credit ratings for our Company. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Stable	Stable
Long term	BBB-	BBB

We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to credit. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Risks Relating to Financial, Accounting, and Tax Matters section of Risk Factors in the Information Statement.

If GE Vernova is unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. The estimated liquidity impact in the event of a downgrade below investment grade was immaterial as of June 30, 2024.

Quantitative and Qualitative Disclosure About Market Risk. We are exposed to market risk primarily from the effect of fluctuations in foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative trading activities. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British pound sterling, the Brazilian real, and the Indian rupee. The effects of foreign currency fluctuations on earnings were $0.1 billion for both the three and six months ended June 30, 2024 and 2023. See Note 20 in the Notes to the consolidated and combined financial statements for further information. For more information about foreign exchange risk, interest rate risk, and commodity risk see the "Quantitative and Qualitative Disclosure About Market Risk" section of the Information Statement.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 12

Parent Company Credit Support. To support GE Vernova in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of its subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, the GE credit support). In connection with the Spin-Off, we are working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE Vernova. For GE credit support that remained outstanding at the Spin-Off, GE Vernova is obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations and liabilities under, all such credit support. Beginning in 2025, GE Vernova will pay a quarterly fee to GE based on amounts related to the GE credit support. GE Vernova will face other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. While GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make.

As of June 30, 2024, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $29 billion, an over 50% reduction since year end and over 20% reduction since the Spin-Off, of which approximately $1 billion are financial guarantees. We expect approximately $16 billion of the RPO related to GE credit support obligations to contractually mature within five years from the date of the Spin-Off and credit support on financial guarantees to not exceed a year beyond separation. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. For a discussion of recently issued accounting standards, see Note 2 to the audited combined financial statements included in the Information Statement.

CRITICAL ACCOUNTING ESTIMATES. To prepare our consolidated and combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. Refer to the Critical Accounting Estimates and Note 2 to the audited combined financial statements included in the Information Statement for additional discussion of accounting policies and critical accounting estimates.

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

2024 2Q FORM 10-Q 13

ORGANIC REVENUES(a), EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment EBITDA			Segment EBITDA margin
Three months ended June 30	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Power (GAAP)	$4,455	$4,131	8%	$613	$466	32%	13.8%	11.3%	2.5pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	127	189		(21)	(24)
Less: Foreign currency effect	4	(4)		(18)	(34)
Power organic (Non-GAAP)	$4,324	$3,946	10%	$651	$524	24%	15.1%	13.3%	1.8pts

Wind (GAAP)	$2,062	$2,601	(21)%	$(117)	$(259)	55%	(5.7)%	(10.0)%	4.3pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(17)	(3)		(19)	(32)
Wind organic (Non-GAAP)	$2,079	$2,604	(20)%	$(98)	$(227)	57%	(4.7)%	(8.7)%	4.0pts

Electrification (GAAP)	$1,790	$1,505	19%	$129	$31	F	7.2%	2.1%	5.1pts
Less: Acquisitions	1	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	2	(1)		4	(21)
Electrification organic (Non-GAAP)	$1,787	$1,506	19%	$126	$52	F	7.1%	3.5%	3.6pts
(a) Includes intersegment sales of $119 million and $115 million for the three months ended June 30, 2024 and 2023, respectively. See the table titled Total Segment Revenues by Business Unit in Note 25 in the Notes to the consolidated and combined financial statements.

ORGANIC REVENUES(a), EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment EBITDA			Segment EBITDA margin
Six months ended June 30	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Power (GAAP)	$8,490	$7,953	7%	$958	$643	49%	11.3%	8.1%	3.2pts
Less: Acquisitions	41	—		14	—
Less: Business dispositions	127	189		(21)	(24)
Less: Foreign currency effect	16	(2)		(56)	(83)
Power organic (Non-GAAP)	$8,306	$7,766	7%	$1,022	$749	36%	12.3%	9.6%	2.7pts

Wind (GAAP)	$3,701	$4,352	(15)%	$(289)	$(519)	44%	(7.8)%	(11.9)%	4.1pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(14)	(10)		(33)	(51)
Wind organic (Non-GAAP)	$3,715	$4,361	(15)%	$(257)	$(468)	45%	(6.9)%	(10.7)%	3.8pts

Electrification (GAAP)	$3,441	$2,836	21%	$195	$1	F	5.7%	—%	5.7pts
Less: Acquisitions	2	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	35	(3)		(3)	(31)
Electrification organic (Non-GAAP)	$3,404	$2,839	20%	$198	$32	F	5.8%	1.1%	4.7pts
(a) Includes intersegment sales of $197 million and $205 million for the six months ended June 30, 2024 and 2023, respectively. See the table titled Total Segment Revenues by Business Unit in Note 25 in the Notes to the consolidated and combined financial statements.

	Three months ended June 30			Six months ended June 30
ORGANIC REVENUES (NON-GAAP)	2024	2023	V%	2024	2023	V%
Total revenues (GAAP)	$8,204	$8,119	1%	$15,463	$14,941	3%
Less: Acquisitions	1	—		43	—
Less: Business dispositions	127	189		127	189
Less: Foreign currency effect	(11)	(7)		37	(15)
Organic revenues (Non-GAAP)	$8,087	$7,938	2%	$15,256	$14,768	3%

2024 2Q FORM 10-Q 14

	Three months ended June 30			Six months ended June 30
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2024	2023	V%	2024	2023	V%
Total equipment revenues (GAAP)	$4,194	$4,388	(4)%	$7,811	$7,877	(1)%
Less: Acquisitions	—	—		20	—
Less: Business dispositions	66	91		66	91
Less: Foreign currency effect	(13)	(6)		30	(14)
Equipment organic revenues (Non-GAAP)	$4,142	$4,303	(4)%	$7,695	$7,800	(1)%

Total services revenues (GAAP)	$4,010	$3,732	7%	$7,652	$7,065	8%
Less: Acquisitions	1	—		24	—
Less: Business dispositions	61	98		61	98
Less: Foreign currency effect	2	(1)		7	(1)
Services organic revenues (Non-GAAP)	$3,946	$3,636	9%	$7,561	$6,968	9%

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

	Three months ended June 30			Six months ended June 30
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2024	2023	V%	2024	2023	V%
Net income (loss) (GAAP)	$1,280	$(149)	F	$1,174	$(495)	F
Add: Restructuring and other charges(a)	62	93		210	203
Add: Purchases and sales of business interests(b)	(847)	(86)		(842)	(86)
Add: Russia and Ukraine charges(c)	—	95		—	95
Add: Separation costs (benefits)(d)	(91)	—		(91)	—
Add: Arbitration refund(e)	(254)	—		(254)	—
Add: Non-operating benefit income(f)	(134)	(143)		(269)	(282)
Add: Depreciation and amortization(g)	237	218		445	422
Add: Interest and other financial charges – net(h)(i)	(61)	8		(58)	16
Add: Provision (benefit) for income taxes(i)	333	167		397	145
Adjusted EBITDA (Non-GAAP)	$524	$203	F	$714	$18	F

Net income (loss) margin (GAAP)	15.6%	(1.8)%	17.4 pts	7.6%	(3.3)%	10.9 pts
Adjusted EBITDA margin (Non-GAAP)	6.4%	2.5%	3.9 pts	4.6%	0.1%	4.5 pts

(a) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(b) Consists of gains and losses resulting from the purchases and sales of business interests and assets.
(c) Related to recoverability of asset charges recorded in connection with the ongoing conflict between Russia and Ukraine and resulting sanctions.
(d) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments.
(e) Represents cash refund received in connection with an arbitration proceeding, constituting the payments previously made to the Fund, and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net.
(f) Primarily related to the expected return on plan assets, partially offset by interest cost.
(g) Excludes depreciation and amortization expense related to Restructuring and other charges.
(h) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
(i) Excludes interest expense of $1 million and $13 million and benefit for income taxes of $11 million and $45 million for the three months ended June 30, 2024 and 2023, respectively, as well as interest expense of $11 million and $25 million and benefit for income taxes of $64 million and $92 million for the six months ended June 30, 2024 and 2023, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis due to its strategic investments in renewable energy tax equity investments.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 15

	Three months ended June 30			Six months ended June 30
ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2024	2023	V%	2024	2023	V%
Adjusted EBITDA (Non-GAAP)	$524	$203	F	$714	$18	F
Less: Acquisitions	—	—		13	—
Less: Business dispositions	(21)	(24)		(21)	(24)
Less: Foreign currency effect	(39)	(88)		(85)	(166)
Adjusted organic EBITDA (Non-GAAP)	$584	$315	85%	$806	$208	F

Adjusted EBITDA margin (Non-GAAP)	6.4%	2.5%	3.9 pts	4.6%	0.1%	4.5 pts
Adjusted organic EBITDA margin (Non-GAAP)	7.2%	4.0%	3.2 pts	5.3%	1.4%	3.9 pts

Refer to “Capital Resources and Liquidity” for discussion of free cash flow*.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2024, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Prior to April 2, 2024, GE Vernova relied on certain business processes and internal controls over financial reporting performed by GE. In connection with the Spin-Off, responsibility for these processes and internal controls were transferred from GE to GE Vernova personnel, including internal controls and processes related to information technology, treasury, human resources (including payroll and benefit plan administration), taxes, external financial reporting, legal, and oversight functions such as corporate governance. The Company has revised and adopted policies, procedures and processes, as needed, to meet regulatory requirements applicable to a standalone public company and will continue to identify, document, and evaluate key controls to provide reasonable assurance that our internal control over financial reporting is effective.

LEGAL PROCEEDINGS. We are reporting the following matter in compliance with SEC requirements to disclose administrative proceedings arising under laws that regulate the discharge of materials into the environment where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. In March 2024, one of our Australian subsidiaries received notice from the Australian Department of Climate Change, Energy, the Environment and Water (DCCEEW) of its intention to issue infringement notices imposing administrative fines on the subsidiary for importing equipment containing SF6 gas without an equipment license, as required by local law related to synthetic greenhouse gas management and seek a court order to impose civil penalties for delinquent reporting under such law. The applicable local law regulates the import to Australia of synthetic greenhouse gases in equipment, including certain of our switchgear products, and our subsidiary had neglected to renew the import license required under the law. We responded to DCCEEW, and following discussions with the agency, have paid approximately $0.3 million in fines to date in connection with the infringement notices. Discussions with DCCEEW regarding a court-issued civil penalty order are pending. Refer to Legal Matters in Note 22 to the consolidated and combined financial statements for additional information relating to legal matters.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 16

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2024	2023	2024	2023
Sales of equipment	$4,194	$4,388	$7,811	$7,877
Sales of services	4,010	3,732	7,652	7,065
Total revenues	8,204	8,119	15,463	14,941

Cost of equipment	3,853	4,621	7,545	8,196
Cost of services	2,649	2,352	5,066	4,680
Gross profit	1,702	1,147	2,852	2,065

Selling, general, and administrative expenses	938	1,272	2,140	2,458
Research and development expenses	237	216	474	418
Operating income (loss)	527	(341)	238	(811)

Interest and other financial charges – net	60	(21)	46	(42)
Non-operating benefit income	134	143	269	282
Other income (expense) – net (Note 19)	881	193	954	129

Income (loss) before income taxes	1,602	(27)	1,507	(442)
Provision (benefit) for income taxes (Note 15)	322	122	333	53
Net income (loss)	1,280	(149)	1,174	(495)
Net loss (income) attributable to noncontrolling interests	14	(2)	(10)	30
Net income (loss) attributable to GE Vernova	$1,294	$(150)	$1,164	$(465)

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$4.72	$(0.55)	$4.25	$(1.70)
Diluted	$4.65	$(0.55)	$4.22	$(1.70)

Weighted-average number of common shares outstanding:
Basic	274	274	274	274
Diluted	278	274	276	274

2024 2Q FORM 10-Q 17

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	June 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$5,779	$1,551
Current receivables – net (Note 4)	6,419	7,409
Due from related parties (Note 24)	12	80
Inventories, including deferred inventory costs (Note 5)	9,346	8,253
Current contract assets (Note 9)	8,702	8,339
All other current assets (Note 10)	463	352
Assets of business held for sale (Note 3)	—	1,444
Current assets	30,722	27,428

Property, plant, and equipment – net (Note 6)	5,168	5,228
Goodwill (Note 8)	4,354	4,437
Intangible assets – net (Note 8)	925	1,042
Contract and other deferred assets (Note 9)	614	621
Equity method investments (Note 11)	2,405	3,555
Deferred income taxes (Note 15)	1,383	1,582
All other assets (Note 10)	2,480	2,228
Total assets	$48,052	$46,121

Accounts payable and equipment project payables (Note 12)	$7,841	$7,900
Due to related parties (Note 24)	44	532
Contract liabilities and deferred income (Note 9)	16,536	15,074
All other current liabilities (Note 14)	4,644	4,352
Liabilities of business held for sale (Note 3)	—	1,448
Current liabilities	29,065	29,306

Deferred income taxes (Note 15)	674	382
Non-current compensation and benefits	3,224	3,273
All other liabilities (Note 14)	5,040	4,780
Total liabilities	38,003	37,741

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 274,701,743 shares issued and outstanding as of June 30, 2024	3	—
Additional paid-in capital	8,801	—
Retained earnings	1,294	—
Net parent investment	—	8,051
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 16)	(1,031)	(635)
Total equity attributable to GE Vernova	9,067	7,416
Noncontrolling interests	982	964
Total equity	10,049	8,380
Total liabilities and equity	$48,052	$46,121

2024 2Q FORM 10-Q 18

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2024	2023
Net income (loss)	$1,174	$(495)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	379	347
Amortization of intangible assets (Note 8)	126	123
(Gains) losses on purchases and sales of business interests	(851)	(95)
Principal pension plans – net (Note 13)	(186)	(202)
Other postretirement benefit plans – net (Note 13)	(121)	(163)
Provision (benefit) for income taxes (Note 15)	333	53
Cash recovered (paid) during the year for income taxes	(173)	(12)
Changes in operating working capital:
Decrease (increase) in current receivables	683	282
Decrease (increase) in due from related parties	(6)	(1)
Decrease (increase) in inventories, including deferred inventory costs	(1,288)	(1,165)
Decrease (increase) in current contract assets	(408)	(5)
Increase (decrease) in accounts payable and equipment project payables	94	(86)
Increase (decrease) in due to related parties	(384)	54
Increase (decrease) in contract liabilities and current deferred income	1,596	788
All other operating activities	(430)	(401)
Cash from (used for) operating activities	535	(978)

Additions to property, plant, and equipment and internal-use software	(374)	(283)
Dispositions of property, plant, and equipment	13	44
Purchases of and contributions to equity method investments	(108)	(40)
Sales of and distributions from equity method investments	31	33
Proceeds from principal business dispositions	639	—
All other investing activities	51	(196)
Cash from (used for) investing activities	252	(441)

Net increase (decrease) in borrowings of maturities of 90 days or less	(23)	29
Transfers from (to) Parent	2,964	959
All other financing activities	(36)	(46)
Cash from (used for) financing activities	2,904	942
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(66)	9
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within businesses held for sale	3,625	(468)
Less: Net increase (decrease) in cash classified within businesses held for sale	(603)	(21)
Increase (decrease) in cash, cash equivalents, and restricted cash	4,228	(447)
Cash, cash equivalents, and restricted cash at beginning of year	1,551	2,067
Cash, cash equivalents, and restricted cash as of June 30	$5,779	$1,620
2024 2Q FORM 10-Q 19

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to GE Vernova	$1,294	$(150)	$1,164	$(465)
Net loss (income) attributable to noncontrolling interests	14	(2)	(10)	30
Net income (loss)	$1,280	$(149)	$1,174	$(495)

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(117)	59	(106)	122
Benefit plans – net of taxes	(271)	(84)	(340)	1,575
Cash flow hedges – net of taxes	43	2	51	19
Other comprehensive income (loss)	$(346)	$(23)	$(395)	$1,715

Comprehensive income (loss)	$934	$(171)	$779	$1,220
Comprehensive loss (income) attributable to noncontrolling interests	(4)	—	(11)	34
Comprehensive income (loss) attributable to GE Vernova	$930	$(172)	$767	$1,255

2024 2Q FORM 10-Q 20

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of April 1, 2024	—	$—	$—	$—	$9,659	$(686)	$1,007	$9,980
Transfers from (to) Parent, including Spin-Off-related adjustments	—	—	—	—	(944)	—	—	(944)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	(8,715)	—	—	—
Issuance of common stock in connection with employee stock plans	1	—	35	—	—	—	—	35
Share-based compensation expense	—	—	54	—	—	—	—	54
Net income (loss)	—	—	—	1,294	—	—	(14)	1,280
Currency translation adjustments – net of taxes	—	—	—	—	—	(117)	(1)	(117)
Benefit plans – net of taxes	—	—	—	—	—	(271)	—	(271)
Cash flow hedges – net of taxes	—	—	—	—	—	43	—	43
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balances as of June 30, 2024	275	$3	$8,801	$1,294	$—	$(1,031)	$982	$10,049

Balances as of April 1, 2023	—	$—	$—	$—	$9,199	$285	$928	$10,412
Net income (loss)	—	—	—	—	(150)	—	2	(149)
Currency translation adjustments – net of taxes	—	—	—	—	—	61	(2)	59
Benefit plans – net of taxes	—	—	—	—	—	(84)	—	(84)
Cash flow hedges – net of taxes	—	—	—	—	—	2	—	2
Transfers from (to) Parent	—	—	—	—	562	—	—	562
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balances as of June 30, 2023	—	$—	$—	$—	$9,611	$264	$927	$10,802

2024 2Q FORM 10-Q 21

	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2024	—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Transfers from (to) Parent, including Spin-Off-related adjustments	—	—	—	—	794	—	—	794
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	(8,715)	—	—	—
Issuance of common stock in connection with employee stock plans	1	—	35	—	—	—	—	35
Share-based compensation expense	—	—	54	—	—	—	—	54
Net income (loss)	—	—	—	1,294	(130)	—	10	1,174
Currency translation adjustments – net of taxes	—	—	—	—	—	(106)	—	(106)
Benefit plans – net of taxes	—	—	—	—	—	(341)	1	(340)
Cash flow hedges – net of taxes	—	—	—	—	—	51	—	51
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	7	7
Balances as of June 30, 2024	275	$3	$8,801	$1,294	$—	$(1,031)	$982	$10,049

Balances as of January 1, 2023	—	$—	$—	$—	$12,106	$(1,456)	$957	$11,607
Net income (loss)	—	—	—	—	(465)	—	(30)	(495)
Currency translation adjustments – net of taxes	—	—	—	—	—	124	(2)	122
Benefit plans – net of taxes	—	—	—	—	—	1,577	(2)	1,575
Cash flow hedges – net of taxes	—	—	—	—	—	19	—	19
Transfers from (to) Parent	—	—	—	—	(2,030)	—	—	(2,030)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	4	4
Balances as of June 30, 2023	—	$—	$—	$—	$9,611	$264	$927	$10,802

2024 2Q FORM 10-Q 22

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization. On April 2, 2024 (the Distribution Date), General Electric Company, which now operates as GE Aerospace (GE or Parent) completed the previously announced spin-off (the Spin-Off) of GE Vernova (the Company, GE Vernova, our, we, or us). The Spin-Off was completed through a distribution of all the Company's outstanding common stock to holders of record of GE's common stock as of the close of business on March 19, 2024 (the Distribution), which resulted in the issuance of approximately 274 million shares of common stock. As a result of the Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEV” on the New York Stock Exchange. In connection with the Spin-Off, GE contributed cash of $515 million to GE Vernova to fund future operations and transferred restricted cash of $325 million to us such that the Company’s cash balance upon completion of the Spin-Off was approximately $4,200 million. See Note 22 for further information.

In connection with the Spin-Off, GE Vernova entered into several agreements with GE, including a separation and distribution agreement that sets forth certain agreements with GE regarding the principal actions to be taken in connection with the Spin-Off, including the transfer of assets and assumption of liabilities, and establishes certain rights and obligations between the Company and GE, including procedures with respect to claims subject to indemnification and related matters. Other agreements we entered into that govern aspects of our relationship with GE following the Spin-Off include:

•Transition Services Agreement – governs all matters relating to the provision of services between the Company and GE on a transitional basis. The services the Company receives include support for digital technology, human resources, supply chain, finance, and real estate services, among others, that are generally intended to be provided for a period no longer than two years following the Spin-Off.
•Tax Matters Agreement – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibit us from taking or failing to take any action in the two-year period following the Distribution that would prevent the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The agreement specifies the portion of tax liability for which the Company will bear contractual responsibility, and the Company and GE will each agree to indemnify each other against any amounts for which such indemnified party is not responsible.
•Certain other agreements related to employee matters, trademark license, intellectual property, real estate matters, and framework investments.

Unless the context otherwise requires, references to the Company, GE Vernova, our, we, and us, refer to (i) GE’s renewable energy, power, and digital businesses prior to the Spin-Off and (ii) GE Vernova Inc. and its subsidiaries following the Spin-Off.

Basis of Presentation. For periods prior to the Spin-Off, the unaudited combined financial statements were derived from the consolidated financial statements and accounting records of GE, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The unaudited combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods prior to the Spin-Off.

We have prepared the accompanying unaudited consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. These unaudited consolidated and combined financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated and combined financial statements should be read in conjunction with our audited combined financial statements, corresponding notes, and significant accounting policies for the year ended December 31, 2023, included in our information statement dated March 8, 2024, which was furnished as Exhibit 99.1 to a Current Report on Form 8-K furnished with the SEC on March 8, 2024 (the Information Statement). The information presented in tables throughout the footnotes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.

All intercompany balances and transactions within the Company have been eliminated in the consolidated and combined financial statements. As described in Note 24, transactions between the Company and GE have been included in these consolidated and combined financial statements. Certain financing transactions with GE are deemed to have been settled immediately through Net parent investment in the Consolidated and Combined Statement of Financial Position and are accounted for as a financing activity in the Consolidated and Combined Statement of Cash Flows as Transfers from (to) Parent.

For periods prior to the Spin-Off, the Consolidated and Combined Statement of Financial Position reflects all of the assets and liabilities of GE that are specifically identifiable as being directly attributable to the Company, including Net parent investment as a component of equity. Net parent investment represents GE’s historical investment in the Company and includes accumulated net income and losses attributable to the Company, and the net effect of transactions with GE and its subsidiaries.

2024 2Q FORM 10-Q 23

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions. The preparation of the consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in the consolidated and combined financial statements. We believe these assumptions to be reasonable under the circumstances, and although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.

Estimates are used for, but are not limited to, determining revenues from contracts with customers, recoverability of inventory, long-lived assets and investments, valuation of goodwill and intangible assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, accruals for contingencies including legal, indemnifications, product warranties, and environmental, actuarial assumptions used to determine costs of pension and postretirement benefits, valuation and recoverability of receivables, valuation of derivatives, and valuation of assets acquired and liabilities assumed as a result of acquisitions.

NOTE 3. DISPOSITIONS AND BUSINESSES HELD FOR SALE. During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to Electricité de France S.A. (EDF). In connection with the disposition, we received net cash proceeds of $639 million, subject to customary working capital and other post-close adjustments. As a result, we recognized a pre-tax gain of $853 million (after-tax gain of $845 million), recorded in Other income (expense) – net in our Consolidated and Combined Statement of Income (Loss). See Notes 15, 16 and 19 for further information.

The major components of assets and liabilities of the business held for sale in the Company’s Consolidated and Combined Statement of Financial Position are summarized as follows:

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE	June 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$603
Current receivables, inventories, and contract assets	—	551
Property, plant, and equipment and intangibles – net	—	237
Other assets	—	53
Assets of business held for sale	$—	$1,444

Contract liabilities and deferred income	$—	$1,001
Accounts payable and equipment project payables	—	177
Other liabilities	—	270
Liabilities of business held for sale	$—	$1,448

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	June 30, 2024	December 31, 2023
Customer receivables	$5,021	$5,952
Non-income based tax receivables	1,071	1,048
Supplier advances and other receivables	853	924
Other receivables	$1,923	$1,972
Allowance for credit losses	(525)	(515)
Total current receivables – net	$6,419	$7,409

Activity in the allowance for credit losses related to current receivables for the six months ended June 30, 2024 and 2023 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2024	2023
Balance as of January 1	$515	$674
Net additions (releases) charged to costs and expenses	19	(2)
Write-offs, net	(9)	(54)
Foreign exchange and other	1	10
Balance as of June 30	$525	$628

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $550 million and $501 million in the six months ended June 30, 2024 and 2023, respectively. Within these programs, primarily related to our participation in customer-sponsored supply chain finance programs in Wind, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer, and cash is received at the original invoice due date. Included in the sales of customer receivables in the six months ended June 30, 2023 was $77 million in our Gas Power business within our Power segment, primarily for risk mitigation purposes.

2024 2Q FORM 10-Q 24

LONG-TERM RECEIVABLES	June 30, 2024	December 31, 2023
Long-term customer receivables	$284	$316
Supplier advances	225	243
Non-income based tax receivables	107	136
Other receivables	276	190
Allowance for credit losses	(177)	(184)
Total long-term receivables – net	$715	$701

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2024	December 31, 2023
Raw materials and work in process	$5,300	$4,685
Finished goods	2,809	2,514
Deferred inventory costs(a)	1,237	1,054
Inventories, including deferred inventory costs	$9,346	$8,253
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2024	December 31, 2023
Original cost	$12,099	$11,907
Less: Accumulated depreciation and amortization	(7,580)	(7,347)
Right-of-use operating lease assets	649	668
Property, plant, and equipment – net	$5,168	$5,228

Depreciation and amortization related to property, plant, and equipment was $191 million and $170 million in the three months ended and $379 million and $347 million in the six months ended June 30, 2024 and 2023, respectively.

NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, were $693 million and $718 million as of June 30, 2024 and December 31, 2023, respectively. Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $60 million and $83 million for three months ended and $135 million and $159 million for the six months ended June 30, 2024 and 2023, respectively. Our finance lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, were $286 million and $311 million as of June 30, 2024 and December 31, 2023, respectively.

NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

Acquisitions. In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services.

GOODWILL	Power	Wind	Electrification	Total
Balance as of January 1, 2024	$308	$3,204	$925	$4,437
Currency exchange and other	2	(83)	(3)	(83)
Balance as of June 30, 2024	$311	$3,122	$921	$4,354

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the second quarter of 2024, we did not identify any reporting units that required an interim impairment test.

Intangible assets. All intangible assets are subject to amortization. Intangible assets decreased $117 million during the six months ended June 30, 2024, primarily as a result of amortization. Amortization expense was $63 million and $68 million in the three months ended and $126 million and $123 million in the six months ended June 30, 2024 and 2023, respectively.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME.
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.

Contract and other deferred assets increased $357 million in the six months ended June 30, 2024 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements and increased contractual service agreement assets related to our Gas Power business within our Power segment. Contract liabilities and deferred income increased $1,482 million in the six months ended June 30, 2024 primarily due to new collections received in excess of revenue recognition at Power, Wind, and Electrification. Net contractual service agreements increased primarily due to revenues recognized of $2,537 million, partially offset by billings of $2,300 million and net unfavorable changes in estimated profitability of $89 million.

2024 2Q FORM 10-Q 25

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $5,283 million and $4,960 million for the six months ended June 30, 2024 and 2023, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
As of June 30, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,346	$—	$—	$5,346
Equipment and other service agreement assets	1,696	595	1,065	3,356
Current contract assets	$7,042	$595	$1,065	$8,702
Non-current contract and other deferred assets(a)	593	11	11	614
Total contract and other deferred assets	$7,635	$606	$1,076	$9,316

As of December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,201	$—	$—	$5,201
Equipment and other service agreement assets	1,679	392	1,067	3,138
Current contract assets	$6,880	$392	$1,067	$8,339
Non-current contract and other deferred assets(a)	602	14	5	621
Total contract and other deferred assets	$7,482	$406	$1,072	$8,960
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
As of June 30, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,806	$—	$—	$1,806
Equipment and other service agreement liabilities	6,327	4,970	3,154	14,452
Current deferred income	10	169	98	277
Contract liabilities and current deferred income	$8,143	$5,140	$3,252	$16,536
Non-current deferred income	49	118	26	193
Total contract liabilities and deferred income	$8,192	$5,258	$3,278	$16,728

As of December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,810	$—	$—	$1,810
Equipment and other service agreement liabilities	5,732	4,819	2,352	12,903
Current deferred income	20	228	113	361
Contract liabilities and current deferred income	$7,562	$5,047	$2,465	$15,074
Non-current deferred income	48	90	35	173
Total contract liabilities and deferred income	$7,610	$5,137	$2,500	$15,247

Remaining Performance Obligation. As of June 30, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $115,476 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related remaining performance obligations of $41,561 million of which 47%, 69%, and 91% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related remaining performance obligations of $73,915 million of which 17%, 52%, 77%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.

Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include financing receivables, prepaid taxes and deferred charges, and derivative instruments (see Note 20). All other current assets increased $112 million for the six months ended June 30, 2024. All other assets primarily include pension surplus, long-term receivables (see Note 4), and prepaid taxes and deferred charges. All other assets increased $252 million in the six months ended June 30, 2024, primarily due to increases in pension assets and prepaid taxes and deferred charges.

2024 2Q FORM 10-Q 26

NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
			Three months ended June 30		Six months ended June 30
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
Power	$1,034	$1,003	$28	$34	$40	$45
Wind	48	46	—	—	1	(3)
Electrification	824	788	12	24	42	37
Corporate(a)	500	1,718	(40)	(51)	(38)	(141)
Total	$2,405	$3,555	$1	$7	$45	$(63)
(a) In connection with the Spin-Off, GE retained renewable energy U.S. tax equity investments of $1,244 million in limited liability companies, which generate renewable energy tax credits, and any tax attributes from historical tax equity investing activity. Tax benefits related to these investments of $53 million were recognized during the three months ended March 31, 2024 and $55 million and $100 million were recognized during the three and six months ended June 30, 2023, respectively, in Provision (benefit) for income taxes in the Consolidated and Combined Statement of Income (Loss). In connection with GE retaining the renewable energy U.S. tax equity investments, we recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees in Cost of equipment in the Consolidated and Combined Statement of Income (Loss) during the three months ended June 30, 2024. See Note 23 for further information.

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	June 30, 2024	December 31, 2023
Trade payables	$4,700	$4,701
Supply chain finance programs	1,626	1,642
Equipment project payables	1,057	1,096
Non-income based tax payables	458	461
Accounts payable and equipment project payables	$7,841	$7,900

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,791 million and $2,921 million for the six months ended June 30, 2024 and 2023, respectively.

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

The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our Consolidated and Combined Statement of Income (Loss).

	2024			2023
Three months ended June 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$7	$8	$1	$7	$7	$2
Interest cost	139	56	9	140	62	10
Expected return on plan assets	(187)	(82)	—	(189)	(87)	—
Amortization of net loss (gain)	(45)	8	(11)	(54)	1	(11)
Amortization of prior service cost (credit)	2	(2)	(15)	1	(2)	(15)
Curtailment/settlement gain	—	(10)	—	—	(2)	—
Non-operating benefit costs (income)	$(92)	$(30)	$(16)	$(102)	$(28)	$(16)
Net periodic expense (income)	$(85)	$(22)	$(15)	$(96)	$(21)	$(14)
2024 2Q FORM 10-Q 27

	2024			2023
Six months ended June 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$13	$16	$3	$13	$16	$3
Interest cost	274	113	18	281	123	21
Expected return on plan assets	(372)	(166)	—	(378)	(173)	—
Amortization of net loss (gain)	(92)	16	(21)	(105)	2	(23)
Amortization of prior service cost (credit)	3	(3)	(30)	2	(3)	(30)
Curtailment/settlement gain	—	(10)	—	—	(4)	—
Non-operating benefit costs (income)	$(186)	$(51)	$(32)	$(200)	$(55)	$(32)
Net periodic expense (income)	$(173)	$(34)	$(30)	$(188)	$(40)	$(28)

Defined Contribution Plan. Following the Spin-Off, GE Vernova now sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. Expenses associated with their participation in GE Vernova's plan beginning on April 2, 2024 and in GE's plan through April 1, 2024 and during 2023 represent the employer contributions for GE Vernova employees and were $45 million and $40 million for the three months ended and $81 million and $71 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 22), restructuring liabilities (see Note 23), liabilities related to business disposition activities, and indemnifications in connection with the Spin-Off (see Note 22). All other current liabilities increased $293 million in the six months ended June 30, 2024, primarily due to liabilities related to business disposition activities and indemnification liabilities, partially offset by decreases in employee compensation and benefit liabilities. All other liabilities primarily include liabilities related to product warranties (see Note 22), legal liabilities (see Note 22), asset retirement obligations (see Note 22), operating lease liabilities (see Note 7), equipment projects and other commercial liabilities, and indemnifications in connection with the Spin-Off (see Note 22). All other liabilities increased $260 million in the six months ended June 30, 2024, primarily due to an increase in indemnification liabilities.

NOTE 15. INCOME TAXES. The Company’s income tax provision through March 31, 2024 was prepared based on a separate return basis. Following the Spin-off, the Company's income tax provision is prepared on a stand-alone basis.

Our effective tax rate was 20.1% for the three months ended June 30, 2024. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a lower effective tax rate on a foreign pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF, partially offset by losses providing no tax benefit in certain jurisdictions, and an increase in income tax expense due to the reduction of certain U.S. tax attributes that are not part of the Company's stand-alone operations.

Our effective tax rate was 22.1% for the six months ended June 30, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.

We recorded an income tax expense on a pre-tax loss in the three and six months ended June 30, 2023 due to taxes in profitable jurisdictions and losses providing no tax benefit in other jurisdictions.

The Company's portion of income taxes for U.S. and certain foreign jurisdictions prior to the separation were deemed settled at the date of the Spin-Off. We recognized $287 million of foreign deferred tax liabilities transferred from GE related to separation activities. Refer to Note 1 for further information relating to the Tax Matters Agreement.

The OECD (Organization for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position. In 2024, we expect to incur insignificant tax expenses in connection with Pillar 2.

2024 2Q FORM 10-Q 28

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of April 1, 2024	$(1,324)	$604	$34	$(686)
Transfer or allocation of benefit plans – net of taxes of $—, $(207), and $—	—	(207)	—	(207)
AOCI before reclasses – net of taxes of $45, $25, and $—	(6)	9	33	36
Reclasses from AOCI – net of taxes of $—, $(1), and $— (a)	(111)	(74)	9	(176)
Less: AOCI attributable to noncontrolling interests	(1)	—	—	(1)
Balance as of June 30, 2024	$(1,441)	$333	$77	$(1,031)

Balance as of April 1, 2023	$(1,381)	$1,692	$(26)	$285
Transfer or allocation of benefit plans – net of taxes of $—, $(2), and $—	—	(4)	—	(4)
AOCI before reclasses – net of taxes of $6, $(32), and $—	59	(1)	(3)	55
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(79)	6	(73)
Less: AOCI attributable to noncontrolling interests	(2)	—	—	(2)
Balance as of June 30, 2023	$(1,320)	$1,608	$(24)	$264

Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
Transfer or allocation of benefit plans – net of taxes of $—, $(207), and $—	—	(207)	—	(207)
AOCI before reclasses – net of taxes of $33, $10, and $— (b)	5	8	29	42
Reclasses from AOCI – net of taxes of $—, $(2), and $— (a)	(111)	(141)	22	(230)
Less: AOCI attributable to noncontrolling interests	—	1	—	1
Balance as of June 30, 2024	$(1,441)	$333	$77	$(1,031)

Balance as of January 1, 2023	$(1,445)	$32	$(43)	$(1,456)
Transfer or allocation of benefit plans – net of taxes of $—, $68, and $—	—	1,698	—	1,698
AOCI before reclasses – net of taxes of $6, $(20), and $—	103	33	8	145
Reclasses from AOCI – net of taxes of $—, $(1), and $—	18	(157)	11	(128)
Less: AOCI attributable to noncontrolling interests	(2)	(2)	—	(4)
Balance as of June 30, 2023	$(1,320)	$1,608	$(24)	$264

(a) The total reclassification of accumulated other comprehensive income (loss) included $111 million of currency translation adjustment related to the sale of a portion of Steam Power nuclear activities to EDF. See Notes 3 and 19 for further information.
(b) Currency translation adjustment includes $39 million of accumulated other comprehensive income (loss) allocated to GE Vernova in connection with the Spin-Off.

Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On June 30, 2024, there were 274,701,743 shares of GE Vernova common stock outstanding.

NOTE 17. SHARE-BASED COMPENSATION. We grant stock options, restricted stock units (RSUs), and performance share units (PSUs) to employees under the 2024 Long-Term Incentive Plan (LTIP). The Compensation and Human Capital Committee of the Board of Directors approves grants under the LTIP. Under the LTIP, we are authorized to issue up to approximately 25 million shares. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised, RSUs vest, and PSUs are earned, we issue shares from authorized unissued common stock.

Stock options provide awardees the opportunity to purchase shares of GE Vernova common stock in the future at the market price of our common stock on the date the award is granted (the strike price). The options become exercisable over the vesting period, typically becoming fully vested in either 3 or 4 years from the date of grant, and generally expire 10 years from the grant date if not exercised. RSUs entitle the awardee to receive shares of GE Vernova common stock upon vesting. PSUs entitle an awardee to receive shares of GE Vernova common stock upon certification by the Company's Compensation and Human Capital Committee of the level of performance achievement of the applicable performance metrics over a defined performance period. We value stock options using a Black-Scholes option pricing model, RSUs using the market price of our common stock on the grant date, and PSUs using the market price of our common stock on the grant date and a Monte Carlo simulation as needed based on performance metrics.

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the three months ended June 30, 2024 and the related stock option valuation assumptions used in the Black-Scholes model.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE

(In dollars)	June 30, 2024
Stock options	$69.56
RSUs	166.35
PSUs	160.85

2024 2Q FORM 10-Q 29

KEY ASSUMPTIONS USED IN THE BLACK-SCHOLES VALUATION FOR STOCK OPTIONS	June 30, 2024
Risk-free interest rate	4.3%
Dividend yield	—
Expected volatility	30%
Expected term (in years)	6.8
Strike price (in dollars)	$170.03

For new awards granted in 2024, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE Vernova does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.

SHARE-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding at April 2, 2024(a)	2,514	$101.32			3,797	$59.34
Granted	1,450	170.03			653	166.35
Exercised	(412)	121.40			(288)	59.14
Forfeited	—	—			(38)	64.78
Expired	(9)	123.71			N/A	N/A
Outstanding at June 30, 2024	3,544	$127.04	6.0	$158	4,124	$76.76	1.4	$707
Exercisable at June 30, 2024	1,964	$99.28	3.0	$142	N/A	N/A	N/A	N/A
Expected to vest	1,078	$158.76	9.7	$14	3,771	$75.21	1.3	$647
(a) On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange. The shares outstanding as of April 2, 2024 pertain to GE equity-based awards issued by GE in prior periods to employees of the Company that were converted to GE Vernova equity-based awards as part of the Spin-Off. The conversion to GE Vernova awards was considered a modification of the original award. Incremental fair value recognized was immaterial.

Total outstanding target PSUs as of June 30, 2024 were 1,162 thousand shares with a weighted average fair value of $142.60. The intrinsic value and weighted average vesting period of PSUs outstanding were $199 million and 1.9 years, respectively.

Share-based compensation expense is recognized within Cost of equipment, Cost of services, Selling, general, and administrative expenses, and Research and development expenses, as appropriate, in the Consolidated and Combined Statement of Income (Loss).

SHARE-BASED COMPENSATION EXPENSE	Three months ended June 30, 2024
Share-based compensation expense (pre-tax)	$54
Income tax benefits	(14)
Share-based compensation expense (after-tax)	$40

OTHER SHARE-BASED COMPENSATION DATA	June 30, 2024
Unrecognized compensation expense as of June 30, 2024(a)	$330
Cash received from stock options exercised for the three months ended June 30, 2024	50
Intrinsic value of stock options exercised and RSUs/PSUs vested in the three months ended June 30, 2024	71
(a) Amortized over a weighted average period of 1.3 years.

NOTE 18. EARNINGS PER SHARE INFORMATION. On April 2, 2024, there were approximately 274 million shares of GE Vernova common stock outstanding. The computation of basic and diluted earnings (loss) per common share for all periods through April 1, 2024 was calculated using 274 million common shares and is net of Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to the Spin-Off. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted EPS using the treasury stock method.
2024 2Q FORM 10-Q 30

	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,280	$(149)	$1,174	$(495)
Net loss (income) attributable to noncontrolling interests	14	(2)	(10)	30
Net income (loss) attributable to GE Vernova	$1,294	$(150)	$1,164	$(465)

Denominator:
Basic weighted-average shares outstanding	274	274	274	274
Dilutive effect of common stock equivalents	5	—	2	—
Diluted weighted-average shares outstanding	278	274	276	274

Basic earnings (loss) per share	$4.72	$(0.55)	$4.25	$(1.70)
Diluted earnings (loss) per share	$4.65	$(0.55)	$4.22	$(1.70)
Antidilutive securities(a)	2	—	2	—

(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 19. OTHER INCOME (EXPENSE) – NET

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Equity method investment income (loss) (Note 11)	$1	$7	$45	$(63)
Net interest and investment income (loss)	21	17	27	26
Purchases and sales of business interests(a)	855	93	851	95
Derivative instruments (Note 20)	(10)	(4)	(13)	(26)
Licensing income	2	62	13	72
Other – net	12	17	30	25
Total other income (expense) – net	$881	$193	$954	$129
(a)Included a pre-tax gain of $853 million related to the sale of a portion of Steam Power nuclear activities to EDF in the three and six months ended June 30, 2024. See Notes 3, 15 and 16 for further information.

NOTE 20. FINANCIAL INSTRUMENTS

Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and non-current customer and other receivables. The net carrying amount was $498 million and $328 million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value was $495 million and $324 million as of June 30, 2024 and December 31, 2023, respectively. All of these assets are considered to be Level 3.

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

We use foreign currency contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets, and liabilities. These contracts are generally one to ten months in duration but with maximum remaining maturities of up to 15 years as of June 30, 2024.

Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $77 million gain as of June 30, 2024, of which a net gain of $34 million related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $51 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $(9) million and $(6) million for the three months ended and $(22) million and $(11) million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the maximum length of time over which we are hedging forecasted transactions was approximately 11 years.

Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non USD-functional subsidiaries and/or equity method investees. The total amount in AOCI related to net investment hedges was a net gain of $34 million as of June 30, 2024.

2024 2Q FORM 10-Q 31

The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

As of June 30, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$4,728	$50	$129	$40	$54
Foreign currency exchange contracts	35,250	303	119	307	134
Commodity and other contracts	455	16	17	9	2
Derivatives not accounted for as hedges	$35,706	$318	$136	$316	$136
Total gross derivatives	$40,434	$368	$264	$357	$190
Netting adjustment(a)		$(271)	$(132)	$(269)	$(132)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$97	$133	$88	$59

As of December 31, 2023
Foreign currency exchange contracts accounted for as hedges	$5,035	$39	$91	$28	$41
Foreign currency exchange contracts	33,832	361	169	364	142
Commodity and other contracts	476	10	8	16	1
Derivatives not accounted for as hedges	$34,308	$371	$177	$380	$143
Total gross derivatives	$39,343	$410	$268	$408	$184
Netting adjustment(a)		$(334)	$(150)	$(334)	$(150)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$76	$118	$74	$34
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

PRE-TAX GAINS (LOSSES) RECOGNIZED IN OCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Cash flow hedges	$23	$2	$36	$11
Net investment hedges	1	1	4	(4)

The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

	2024
Three months ended June 30	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,204	$6,502	$938	$881
Foreign currency exchange contracts	(4)	6	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(4)	$6	$—	$—
Foreign currency exchange contracts	(6)	(12)	(39)	(10)
Commodity and other contracts	—	(5)	(4)	—
Effect of derivatives not designated as hedges	$(6)	$(18)	$(43)	$(10)

2024 2Q FORM 10-Q 32

	2023
Three months ended June 30	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,119	$6,973	$1,272	$193
Foreign currency exchange contracts	(1)	2	—	—
Interest rate contracts	—	—	—	(2)
Effects of cash flow hedges	$(1)	$2	$—	$(2)
Foreign currency exchange contracts	(1)	54	(31)	(4)
Commodity and other contracts	—	14	—	1
Effect of derivatives not designated as hedges	$(1)	$68	$(31)	$(3)

	2024
Six months ended June 30	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$15,463	$12,611	$2,140	$954
Foreign currency exchange contracts	(7)	14	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(7)	$14	$—	$—
Foreign currency exchange contracts	(6)	17	(44)	(13)
Commodity and other contracts	—	(5)	(15)	—
Effect of derivatives not designated as hedges	$(6)	$12	$(59)	$(13)

	2023
Six months ended June 30	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$14,941	$12,876	$2,458	$129
Foreign currency exchange contracts	(6)	3	—	—
Interest rate contracts	—	—	—	(2)
Effects of cash flow hedges	$(6)	$3	$—	$(2)
Foreign currency exchange contracts	—	81	(31)	(26)
Commodity and other contracts	—	25	—	1
Effect of derivatives not designated as hedges	$—	$106	$(31)	$(25)

The amount excluded for cash flow hedges was a gain (loss) of $10 million and $(5) million for the three months ended and $11 million and $(9) million for the six months ended June 30, 2024 and 2023, respectively. This amount is recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our Consolidated and Combined Statement of Income (Loss).

NOTE 21. VARIABLE INTEREST ENTITIES. In our Consolidated and Combined Statement of Financial Position, we have assets of $77 million and $122 million and liabilities of $119 million and $156 million as of June 30, 2024 and December 31, 2023, respectively, from consolidated variable interest entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and to manage our insurance exposure through an insurance captive, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $114 million and $1,323 million as of June 30, 2024 and December 31, 2023, respectively. Of these investments, $59 million and $1,272 million as of June 30, 2024 and December 31, 2023, respectively, were owned by our Financial Services business. At December 31, 2023, these investments were substantially all related to renewable energy U.S. tax equity investments that were subsequently retained by GE in connection with the Spin-Off. See Note 11 for further information. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES

Commitments. We had total investment commitments of $70 million and unfunded lending commitments of $68 million at June 30, 2024. The commitments primarily consist of obligations to make investments or provide funding by our Financial Services and Gas Power businesses. See Note 21 for further information.

Guarantees. As of June 30, 2024, we were committed under the following guarantee arrangements:

2024 2Q FORM 10-Q 33

Credit support. We have provided $726 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $6 million. In addition, prior to the Spin-Off, GE provided parent company guarantees to GE Vernova in certain jurisdictions. See Note 24 for further information.

Indemnification agreements. We have $905 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $698 million. The liability is primarily associated with cash and deposits of which $325 million is cash transferred to the Company from GE as part of the Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $303 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the tax matters agreement.

Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,292 million and $1,414 million as of June 30, 2024 and December 31, 2023, respectively.

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

Alstom Legacy Legal Matters. In November 2015, we acquired the power and grid businesses of Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. The estimated liability balance was $327 million and $393 million at June 30, 2024 and December 31, 2023, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the estimated liability established. The estimation of this liability may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this estimated liability. Factors that can affect the ultimate amount of losses associated with these and related matters include formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

In June 2024, we executed a settlement agreement with the Government of the Kingdom of Saudi Arabia, represented by The Ministry of Energy (MOE) in connection with certain Alstom steam power construction projects with Saudi Electric Company (SE) won between 1998 and 2008. In November 2015, prior to its acquisition by GE, Alstom had paid a fine and pled guilty to charges brought by the U.S. Department of Justice under the U.S. Foreign Corrupt Practices Act, including in relation to conduct related to two of these SE steam power projects. In December 2015, following the acquisition of Alstom by GE, SE contacted GE seeking recompense for alleged reputational damage and in December 2021, the Saudi Arabia National Anti-Corruption Commission became involved and initiated an investigation. The settlement of approximately $267 million consists of $141 million in cash payments to the MOE and the remainder as a credit note to SE, and releases GE Vernova, GE and their respective affiliates from civil and criminal liabilities related to this matter after the settlement obligations are met. Approximately $62 million of the cash settlement was paid in the second quarter and the remainder will be payable quarterly through September 2026.

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

It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $136 million and $127 million as of June 30, 2024 and December 31, 2023, respectively.

2024 2Q FORM 10-Q 34

We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $588 million and $581 million as of June 30, 2024 and December 31, 2023, respectively, and are recorded in All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts, $522 million and $519 million were related to nuclear decommissioning obligations. Changes in the liability balance due to settlement, accretion, and revisions in fair value were not material for the six months ended June 30, 2024.

NOTE 23. RESTRUCTURING CHARGES AND SEPARATION COSTS

Restructuring and Other Charges. This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 25 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Workforce reductions	$35	$60	$111	$105
Plant closures and associated costs and other asset write-downs	24	27	91	84
Acquisition/disposition net charges and other	3	12	8	22
Total restructuring and other charges	$62	$99	$210	$211

Cost of equipment and services	$15	$26	$120	$58
Selling, general, and administrative expenses	47	73	90	153
Total restructuring and other charges	$62	$99	$210	$211

Power	$48	$21	$97	$42
Wind	13	69	102	121
Electrification	7	5	17	35
Other	(6)	4	(6)	13
Total restructuring and other charges(a)	$62	$99	$210	$211
(a) Includes $23 million and $40 million for the three months ended and $93 million and $106 million for the six months ended June 30, 2024 and 2023, respectively, primarily in non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.

Liabilities associated with restructuring activities were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.

RESTRUCTURING LIABILITIES	2024	2023
Balance as of January 1	$276	$283
Additions	117	105
Payments	(135)	(118)
Foreign exchange and other	88	3
Balance as of June 30	$346	$273

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

Separation Costs. In connection with the Spin-Off, the Company recognized separation costs (benefits) of $(91) million for the three months ended June 30, 2024 in our Consolidated and Combined Statement of Income (Loss). Separation costs (benefits) include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative costs. In addition, in connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment. See Note 11 for further information.

2024 2Q FORM 10-Q 35

NOTE 24. RELATED PARTIES

Aero Alliance. Aero Alliance is our joint venture with Baker Hughes Company that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were $212 million and $156 million for the three months ended and $363 million and $273 million for the six months ended June 30, 2024 and 2023, respectively. The Company owed Aero Alliance $44 million and $34 million as of June 30, 2024 and December 31, 2023, respectively. These amounts have been recorded in Due to related parties on the Consolidated and Combined Statement of Financial Position.

Prolec GE. Prolec GE is our joint venture with Xignux, which manufactures a wide range of transformers available for generation, transmission, and distribution applications. To fund a historical acquisition, Prolec GE issued notes that included certain change in control provisions that allowed the note holders to accept prepayment of such notes by Prolec GE as a result of the GE Vernova Spin-Off. If some or all of the note holders accepted to receive prepayment of the outstanding notes, Prolec GE would have needed to refinance the notes. The Company may have been required to provide financing to Prolec GE to satisfy the prepayment conditions if other refinancing options had not been obtained prior to the note holders calling such notes. Prolec GE was able to refinance the notes that were subject to prepayment, thereby relieving GE Vernova of its funding commitment.

Financial Services Investments. Our Financial Services business invests in project infrastructure entities where we do not hold a controlling financial interest, including renewable tax equity vehicles. These entities generally purchase equipment from our Wind and Power segments, and we have recognized revenues of $121 million for the three months ended June 30, 2023 and $4 million and $142 million for the six months ended June 30, 2024 and 2023, respectively, for sales to these entities. Revenues for sales to these entities for the three months ended June 30, 2024 were not significant as GE retained the renewable energy U.S. tax equity investments. See Note 11 for further information.

Corporate Allocations. Prior to the Spin-Off, GE historically provided the Company with significant corporate, infrastructure, and shared services. Some of these services continue to be provided by GE to the Company on a temporary basis following the Spin-Off under the Transition Services Agreement. Accordingly, for periods prior to the Spin-Off, certain GE Corporate Costs have been charged to the Company based on allocation methodologies as follows:

a.Centralized services such as public relations, investor relations, treasury and cash management, executive management, security, government relations, community outreach, and corporate internal audit services were charged to the Company on a pro rata basis of GE’s estimates of each business’s usage at the beginning of the fiscal year and were recorded in Selling, general, and administrative expenses. Costs of $19 million and $39 million for the three and six months ended June 30, 2023, respectively, were recorded in the Consolidated and Combined Statement of Income (Loss). Costs allocated to the Company for the three months ended March 31, 2024 were not significant as GE Vernova had established standalone capabilities for such services.

b.Information technology, finance, insurance, research, supply chain, human resources, tax, and facilities activities were charged to the Company based on headcount, revenue, or other allocation methodologies. Costs for these services of $181 million and $364 million were charged to the Company for the three and six months ended June 30, 2023, respectively. Costs for these services of $100 million were charged to the Company for the three months ended March 31, 2024. Such costs are primarily included in Selling, general, and administrative expenses and Research and development expenses in the Consolidated and Combined Statement of Income (Loss).

c.Costs associated with employee medical insurance totaling $31 million and $59 million were charged for the three and six months ended June 30, 2023, respectively. Costs associated with employee medical insurance totaling $30 million were charged to the Company for the three months ended March 31, 2024. Costs were charged to the Company based on employee headcount and are recorded in Cost of equipment, Cost of services, Selling, general, and administrative expenses, or Research and development expenses in the Consolidated and Combined Statement of Income (Loss) based on the employee population.

Additionally, GE granted various employee benefits to its employees, including prior to the Spin-Off to those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense associated with this plan was $26 million and $59 million for the three and six months ended June 30, 2023, respectively. Compensation expense associated with this plan was $34 million for the three months ended March 31, 2024. Such expense is included primarily in Selling, general, and administrative expenses in the Consolidated and Combined Statement of Income (Loss). These costs were charged directly to the Company based on the specific employees receiving awards.

Finally, while GE’s third-party debt had not been attributed to the Company, GE allocated a portion of interest expense related to its third-party debt for funding provided by GE to the Company for certain investments held by Financial Services. The interest was allocated based on the GE-funded ending net investment position each reporting period. Interest allocated was $10 million and $19 million for the three and six months ended June 30, 2023, respectively. Interest allocated was $7 million for the three months ended March 31, 2024. Such expense is included in Interest and other financial charges – net in the Consolidated and Combined Statement of Income (Loss).

Management believes that the expense and cost allocations were determined on a basis that is a reasonable reflection of the utilization of services provided or the benefit received by the Company. The amounts that would have been, or will be incurred, on a stand-alone basis could materially differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position, and cash flows could differ materially from the historical results presented herein.

2024 2Q FORM 10-Q 36

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

Transfer of Tax Credits to GE. Under the Inflation Reduction Act of 2022, which went into effect in 2023, we generate advanced manufacturing credits in our Wind business. These credits are transferable and are not reliant on a tax liability to be realized. We recognized advance manufacturing credits of $51 million and $65 million for the three months ended and $74 million and $92 million for the six months ended June 30, 2024 and 2023, respectively. During the first quarter of 2024, we received cash of $249 million from GE for credits generated since the credits became available in 2023.

NOTE 25. SEGMENT INFORMATION

The following table disaggregates total revenues to external customers for sales of equipment and sales of services by segment:

	2024			2023
Three months ended June 30	Equipment	Services	Total	Equipment	Services	Total
Power	$1,284	$3,129	$4,413	$1,132	$2,961	$4,093
Wind	1,660	393	2,052	2,243	355	2,598
Electrification	1,246	475	1,721	1,011	415	1,426
Other	4	13	17	2	—	2
Total revenues	$4,194	$4,010	$8,204	$4,388	$3,732	$8,119

	2024			2023
Six months ended June 30	Equipment	Services	Total	Equipment	Services	Total
Power	$2,468	$5,952	$8,420	$2,297	$5,577	$7,874
Wind	2,887	799	3,686	3,657	691	4,348
Electrification	2,450	878	3,328	1,919	796	2,715
Other	6	23	30	4	1	4
Total revenues	$7,811	$7,652	$15,463	$7,877	$7,065	$14,941

Intersegment sales were $119 million and $115 million for the three months ended and $197 million and $205 million for the six months ended June 30, 2024 and 2023, respectively. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on a consolidated and combined basis.

TOTAL SEGMENT REVENUES BY BUSINESS UNIT	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Gas Power	$3,459	$3,051	$6,500	$5,933
Nuclear Power	222	212	450	434
Hydro Power	182	220	363	397
Steam Power	592	648	1,176	1,189
Power	$4,455	$4,131	$8,490	$7,953

Onshore Wind	$1,560	$2,174	$2,619	$3,597
Offshore Wind	353	285	794	534
LM Wind Power	149	142	288	221
Wind	$2,062	$2,601	$3,701	$4,352

Grid Solutions	$1,142	$966	$2,251	$1,801
Power Conversion	313	217	548	400
Electrification Software	223	213	428	431
Solar & Storage Solutions	113	109	214	204
Electrification	$1,790	$1,505	$3,441	$2,836

Total segment revenues	$8,307	$8,237	$15,632	$15,140

2024 2Q FORM 10-Q 37

SEGMENT EBITDA	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Power	$613	$466	$958	$643
Wind	(117)	(259)	(289)	(519)
Electrification	129	31	195	1
	$626	$238	$864	$125
Corporate and other(a)	(101)	(35)	(150)	(107)
Restructuring and other charges	(62)	(93)	(210)	(203)
Purchases and sales of business interests	847	86	842	86
Russia and Ukraine charges(b)	—	(95)	—	(95)
Separation (costs) benefits(c)	91	—	91	—
Arbitration refund(d)	254	—	254	—
Non-operating benefit income	134	143	269	282
Depreciation and amortization(e)	(237)	(218)	(445)	(422)
Interest and other financial charges – net(f)	61	(8)	58	(16)
Benefit (provision) for income taxes	(333)	(167)	(397)	(145)
Net income (loss)	$1,280	$(149)	$1,174	$(495)
(a) Includes interest and other financial charges of $1 million and $13 million and benefit for income taxes of $11 million and $45 million for the three months ended June 30, 2024 and 2023, respectively, as well as interest and other financial charges of $11 million and $25 million and benefit for income taxes of $64 million and $92 million for the six months ended June 30, 2024 and 2023, respectively, related to the Financial Services business as this business is managed on an after-tax basis due to its strategic investments in renewable energy tax equity vehicles.
(b)     Related to pre-tax charges primarily from impairments of receivables, inventory, contract assets, and equity method investments directly resulting from the ongoing conflict between Russia and Ukraine and sanctions, primarily related to our Power business.
(c)    Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments.
(d) Represents cash refund received in connection with an arbitration proceeding, constituting the payments previously made to the Fund, and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net.
(e) Excludes depreciation and amortization expense related to Restructuring and other charges.
(f) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.

2024 2Q FORM 10-Q 38

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
Exhibit 10.1. Credit Agreement, dated as of March 26, 2024, among GE Vernova Inc. (f/k/a GE Vernova LLC), GE Albany Funding Unlimited Company and GE Funding Operations Co., Inc., as borrowers, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).+

Exhibit 10.2. Standby Letter of Credit and Bank Guarantee Agreement dated as of March 26, 2024, among GE Vernova Inc. (f/k/a GE Vernova LLC), as the borrower, the issuing banks party thereto and HSBC Bank USA, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966). +

Exhibit 10.3. Transition Services Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).+

Exhibit 10.4. Tax Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 10.5. Employee Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†

Exhibit 10.6. Trademark License Agreement, dated March 31, 2024, by and between General Electric Company and GE Infrastructure Technology LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 10.7. Real Estate Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).+

Exhibit 10.8. Framework Investment Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Investment Advisers, LLC (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

Exhibit 10.9. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).

Exhibit 10.10. GE Vernova Inc. 2024 Long-Term Incentive Plan (filed herewith).*
Exhibit 10.11. GE Vernova Inc. Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-8 filed with the SEC on April 3, 2024, File No. 001-41966).*

Exhibit 10.12. GE Vernova Inc. Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-8 filed with the SEC on April 3, 2024. File No. 001-41966).*

Exhibit 10.13. Offer Letter with Kenneth Parks (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.14. Offer Letter with Rachel Gonzalez (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*

Exhibit 10.15. Offer Letter with Steven Baert (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*

Exhibit 10.16. Employment Agreement with Maví Zingoni.(incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966.)†*

Exhibit 10.17. Offer Letter with Jessica Uhl (incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).†*
Exhibit 10.18. Offer Letter with Victor Abate (incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).*
Exhibit 10.19. GE Energy Supplementary Pension Plan (incorporated by reference to Exhibit 10.16 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.20. GE Energy Excess Benefits Plan (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.21. Amended GE Vernova Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.18 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.22. GE Vernova Restoration Plan (incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
2024 2Q FORM 10-Q 39

Exhibit 10.23. GE Vernova U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

Exhibit 10.24. Form of Agreement for Restricted Stock Unit Grants to Nonemployee Directors under the Company’s 2024 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

Exhibit 10.25. Form of Agreement for Restricted Stock Unit Grants for Employees at or above Executive Director level under the Company’s 2024 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

Exhibit 10.26. Form of Agreement for Stock Option Grants for Employees at or above Executive Director level under the Company’s 2024 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

Exhibit 10.27. Form of Agreement for Performance Stock Unit Grants for Employees at or above Executive Director level under the Company’s 2024 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

Exhibit 10.28. Form of Agreement for Stock Option Grants for Employees at or above Executive Director level under the Company’s 2024 Long-Term Incentive Plan, as of June 2024 (filed herewith)+*
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith).
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith).
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).
Exhibit 101. The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statement of Income (Loss) for the three and six months ended June 30, 2024 and 2023, (ii) Consolidated and Combined Statement of Financial Position at June 30, 2024 and December 31, 2023, (iii) Consolidated and Combined Statement of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Consolidated and Combined Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (v) Consolidated and Combined Statement of Changes in Equity for the three and six months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated and Combined Financial Statements.

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
* Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	17-38
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12, 31
Item 4.	Controls and Procedures	16
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	16, 34-35
Item 1A.	Risk Factors	(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	(b)
Item 6.	Exhibits	39-40
Signatures		41
(a) For a discussion of our risk factors, refer to "Risk Factors" included in the Information Statement dated March 8, 2024, which was furnished as Exhibit 99.1 to a Current Report on Form 8-K furnished with the Securities and Exchange Commission on March 8, 2024.
(b) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

2024 2Q FORM 10-Q 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 24, 2024	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2024 2Q FORM 10-Q 41