Form 10-Q
period 2024-09-30
GE Vernova Inc.
filed 2024-10-23
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

There were 275,652,970 shares of common stock with a par value of $0.01 per share outstanding at October 16, 2024.

TABLE OF CONTENTS

			Page

Forward-Looking Statements			3
About GE Vernova			4
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)			4
Transition to Stand-Alone Company			4
Disposition Activity			4
Arbitration Refund			5
Offshore Wind			5
Results of Operations			5
Segment Operations			7
Other Information			10
Capital Resources and Liquidity			11
Recently Issued Accounting Pronouncements			13
Critical Accounting Estimates			13
Non-GAAP Financial Measures			13
Controls and Procedures			16
Legal Proceedings			17
Financial Statements and Notes			18
Consolidated and Combined Statement of Income (Loss)			18
Consolidated and Combined Statement of Financial Position			19
Consolidated and Combined Statement of Cash Flows			20
Consolidated and Combined Statement of Comprehensive Income (Loss)			21
Consolidated and Combined Statement of Changes in Equity			22
Note	1	Organization and Basis of Presentation	24
Note	2	Summary of Significant Accounting Policies	25
Note	3	Dispositions and Businesses Held for Sale	25
Note	4	Current and Long-Term Receivables	26
Note	5	Inventories, Including Deferred Inventory Costs	26
Note	6	Property, Plant, and Equipment	26
Note	7	Leases	27
Note	8	Acquisitions, Goodwill, and Other Intangible Assets	27
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	27
Note	10	Current and All Other Assets	28
Note	11	Equity Method Investments	28
Note	12	Accounts Payable and Equipment Project Payables	28
Note	13	Postretirement Benefit Plans	28
Note	14	Current and All Other Liabilities	29
Note	15	Income Taxes	29
Note	16	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	30
Note	17	Share-Based Compensation	30
Note	18	Earnings Per Share Information	31
Note	19	Other Income (Expense) – Net	32
Note	20	Financial Instruments	32
Note	21	Variable Interest Entities	34
Note	22	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	34
Note	23	Restructuring Charges and Separation Costs	35
Note	24	Related Parties	36
Note	25	Segment Information	37
Exhibits			39
Form 10-Q Cross Reference Index			39
Signatures			40

FORWARD-LOOKING STATEMENTS. The public communications and SEC filings of GE Vernova Inc. (the Company, GE Vernova, our, we or us) may contain statements related to future, not past, events. These forward-looking statements often address our current expected future business and financial performance and condition based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," "range," and similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as the benefits we expect from our lean operating model, including cost and operational efficiencies and improvements; our expectations regarding the energy transition; the demand for our products and services, their role in the energy transition and our ability to meet those demands; our expectations of future increased business, revenues and operating results; our ability to innovate and anticipate and address customer demands; our ability to increase production capacity, efficiencies and quality; our underwriting and risk management; the experiences we believe we are gaining across our Haliade-X backlog related to installation timelines and related remediation plans; our ability to manage inflationary pressures; benefits we expect to receive from the Inflation Reduction Act of 2022 (IRA); our acquisitions and dispositions; our actual and planned investments, including in new product development, joint ventures and other collaborations with third parties; our ability to meet our sustainability goals and targets; our ability to deploy innovative technologies at scale; our restructuring program to reduce operational costs; our ability to novate or assign credit support provided by General Electric Company; litigation, arbitration and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings. Any forward-looking statement in this report speaks only as of the date on which it is made. Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results, cash flows, or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•Changes in macroeconomic and market conditions and market volatility, including risk of recession, inflation, supply chain constraints or disruptions, interest rates, the value of securities and other financial assets, oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on the Company’s business operations, financial results and financial position;
•Global economic trends, competition and geopolitical risks, including impacts from the ongoing geopolitical conflicts (such as the Russia-Ukraine conflict and conflict in the Middle East), demand or supply shocks from events such as a major terrorist attack, natural disasters, actual or threatened public health pandemics or other emergencies, or an escalation of sanctions, tariffs or other trade tensions, and related impacts on our supply chains and strategies;
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
•Our ability to obtain, maintain, protect and effectively enforce our intellectual property rights;
•Our capital allocation plans, including the timing and amount of any dividends, share repurchases, acquisitions, organic investments, and other priorities;
•Downgrades of our credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on the Company’s funding profile, costs, liquidity and competitive position;
•Shifts in market and other dynamics related to electrification, decarbonization or sustainability;
•The amount and timing of our cash flows and earnings, which may be impacted by macroeconomic, customer, supplier, competitive, contractual and other dynamics and conditions;
•Actions by our joint venture arrangements, consortiums, and similar collaborations with third parties for certain projects that result in additional costs and obligations;
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy and energy transition innovation and technology;
•Our ability to develop and introduce new technologies to meet market demand and evolving customer needs;
•Our ability to obtain required permits, licenses, and registrations;
•Changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to sustainability, climate change, environmental, health and safety laws, and tax law changes;
•Our ability and challenges to manage the transition as a newly stand-alone public company or achieve some or all of the benefits we expect to achieve from such transition;
•The risk of an active trading market not being sustained for our securities or significant volatility in our stock price; and
•The impact related to information technology, cybersecurity or data security breaches at GE Vernova or third parties.

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

2024 3Q FORM 10-Q 3

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three and nine months ended September 30, 2024 and 2023. The below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited combined financial statements and corresponding notes for the year ended December 31, 2023, included in the Information Statement. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.

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

Production Tax Credit Investments. Our Financial Services business offers a wide range of financial solutions to customers and projects that utilize our Power and Wind products and services. These solutions historically included making minority investments in projects, often through common or preferred equity investments where we generally seek to exit as soon as practicable once a project achieves commercial operation. Many such investments are in renewable energy U.S. tax equity vehicles that generate various tax credits, including production tax credits (PTCs), which can be used to offset an equity partner’s tax liabilities in the U.S. and support the overall target return on investment. In connection with the Spin-Off, GE retained all renewable energy U.S. tax equity investments of $1.2 billion and any tax attributes from historical tax equity investing activity. We manage these investments under the Framework Investment Agreement with GE. Additionally, during the second quarter, in connection with GE retaining the renewable energy U.S. tax equity investments, we recognized a $0.1 billion benefit, recorded in Cost of equipment, related to deferred intercompany profit from historical equipment sales to the related investees. See Notes 11, 21 and 23 in the Notes to the consolidated and combined financial statements for further information.

DISPOSITION ACTIVITY. During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to Electricité de France S.A. (EDF). In connection with the disposition, we received net cash proceeds of $0.6 billion, which is subject to customary working capital and other post-closing adjustments. As a result, we recognized a pre-tax gain of $0.9 billion recorded in Other income (expense) – net in our Consolidated and Combined Statement of Income (Loss). See Notes 3, 15, 16 and 19 in the Notes to the consolidated and combined financial statements for further information.

2024 3Q FORM 10-Q 4

ARBITRATION REFUND. In June 2024, we received $306 million in cash, which represented the return of cash payments we previously made relating to two partial withdrawal liability assessments issued by a multiemployer pension plan (Fund) to which we contribute, plus interest on such amounts. We challenged the assessments in arbitration, but under the Employee Retirement Income Security Act of 1974 (ERISA), we were required to make monthly payments from May 2019 to September 2023 while the matter was arbitrated. In December 2023, an arbitrator ruled that we were exempt from the alleged liability, a decision that was appealed in January 2024 in a federal court. The arbitration award triggered a legal obligation for the Fund to return the payments to us with interest, which it did in June 2024. During the second quarter, $254 million of cash, constituting the payments previously made to the Fund, was recorded in Selling, general, and administrative expenses and $52 million of cash, constituting interest on such amounts, was recorded in Interest and other financial charges – net in our Consolidated and Combined Statement of Income (Loss). As this dispute is not yet resolved, we cannot predict its ultimate resolution, including whether we will retain the funds following all final appeals, whether we are entitled to additional interest, or whether the Fund may contend it is owed interest if it prevails.

OFFSHORE WIND. On July 13, 2024, a wind turbine blade event occurred, related to a manufacturing deviation, at the Vineyard Wind offshore wind farm where we are the manufacturer and supplier of our newly developed Haliade-X 220m wind turbines (Haliade-X). On July 15, 2024, the U.S. Bureau of Safety and Environmental Enforcement (BSEE) issued a suspension order to cease power production and the installation of new wind turbines at the project site. On August 10, 2024, BSEE issued a superseding order allowing us to resume the installation of towers and nacelles, subject to certain conditions. On October 22, 2024, BSEE issued another superseding order allowing us to resume the installation of new blades, subject to certain conditions. In addition to the blade event at the Vineyard Wind offshore wind farm, there have been blade events related to commissioning and installation at the Dogger Bank offshore wind farm.

As we work through these issues, we are gaining experience across our Haliade-X backlog related to installation timelines including vessel availability, manufacturing and quality control processes, and various other project activities. Based on this experience, we are developing and implementing our remediation plans, which includes updates to our project timelines to account for the slower pace of execution.

As a result of the above, we have recorded incremental contract losses of approximately $0.7 billion during the third quarter which includes the impact of changes in execution timelines, costs to remediate quality issues, and estimates of project-related commercial liabilities. Additional changes or other developments could have an adverse effect on our cash collection timelines and contract margins and could result in further losses, which could be material.

In addition, on September 12, 2024, we entered into a settlement agreement regarding a project that was previously canceled by a customer resulting in a gain of approximately $0.3 billion in the quarter, which was recorded as $0.5 billion in revenues and $0.2 billion in cost of sales. The settlement included recovery of costs previously incurred on the canceled project.

RESULTS OF OPERATIONS

Summary of Third Quarter 2024 Results. Remaining performance obligations (RPO) were $117.7 billion and $112.2 billion as of September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, total revenues were $8.9 billion, an increase of $0.7 billion for the quarter. Net income (loss) was $(0.1) billion, a decrease in net loss of $0.1 billion for the quarter, and net income (loss) margin was (1.1)%. Diluted earnings (loss) per share was $(0.35) for the three months ended September 30, 2024, a decrease in diluted loss per share of $0.27 for the quarter. Cash flows from (used for) operating activities were $1.7 billion and $(0.7) billion for the nine months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, Adjusted EBITDA* was $0.2 billion, an increase of less than $0.1 billion. Free cash flow* was $1.1 billion and $(1.2) billion for the nine months ended September 30, 2024 and 2023, respectively.

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

RPO	September 30, 2024	December 31, 2023	September 30, 2023
Equipment	$42,069	$40,478	$39,105
Services	75,678	75,120	73,082
Total RPO	$117,746	$115,598	$112,187

As of September 30, 2024, RPO increased $2.1 billion (2%) from December 31, 2023, primarily at Electrification by $5.6 billion from orders outpacing revenues across all businesses; partially offset at Power, due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF; and at Wind, related to decreases at Offshore Wind as we continue to execute on our contracts, and have finalized the settlement of a previously canceled project. RPO increased $5.6 billion (5%) from September 30, 2023 primarily at Electrification by $6.3 billion as orders outpaced revenues across all businesses; partially offset at Power due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF; and at Wind due to decreases at Offshore Wind where revenues outpaced new orders as we continue to execute on our contracts, as well as the cancellation of a project in the fourth quarter of 2023, partially offset by Onshore Wind driven by a large order in the U.S. in the fourth quarter of 2023.

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 5

	Three months ended September 30		Nine months ended September 30
REVENUES	2024	2023	2024	2023
Equipment revenues	$5,290	$4,869	$13,101	$12,746
Services revenues	3,623	3,383	11,276	10,448
Total revenues	$8,913	$8,253	$24,376	$23,194

For the three months ended September 30, 2024, total revenues increased $0.7 billion (8%). Services revenues increased in all segments, primarily at Power due to growth in Gas Power from volume. Equipment revenues increased primarily at Electrification, led by growth at Grid Solutions; and at Power due to Gas Power from Heavy-Duty Gas Turbine shipments; partially offset at Wind, from Offshore Wind, where revenue decreased as a result of slower execution which was partially offset by revenue recorded on the settlement of a previously canceled project, and Onshore Wind as more repower units were delivered in the period.

Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues* increased $0.8 billion (10%), organic services revenues* increased $0.3 billion (10%) and organic equipment revenues* increased $0.5 billion (10%). Organic revenues* increased at Power and Electrification.

For the nine months ended September 30, 2024, total revenues increased $1.2 billion (5%). Services revenues increased in all segments, primarily at Power due to growth in Gas Power from higher outages and transactional service volume. Equipment revenues increased primarily at Electrification, led by growth at Grid Solutions; at Power from project commissioning and Aeroderivatives; partially offset at Wind, due to Onshore Wind where fewer units were delivered in the period, partially offset by higher equipment revenues at Offshore Wind as we continue to execute on our RPO and recorded revenue on the settlement of a previously canceled project.

Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues* increased $1.3 billion (6%), organic services revenues* increased $0.9 billion (9%) and organic equipment revenues* increased $0.4 billion (3%). Organic revenues* increased at Power and Electrification, partially offset by Wind.

	Three months ended September 30		Nine months ended September 30
EARNINGS (LOSS)	2024	2023	2024	2023
Operating income (loss)	$(359)	$(307)	$(122)	$(1,118)
Net income (loss)	(99)	(185)	1,075	(680)
Net income (loss) attributable to GE Vernova	(96)	(170)	1,068	(635)
Adjusted EBITDA*	243	205	957	223
Diluted earnings (loss) per share(a)	(0.35)	(0.62)	3.85	(2.32)
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

For the three months ended September 30, 2024, operating income (loss) was $(0.4) billion, a $0.1 billion increase in operating loss, primarily due to: higher corporate costs required to operate as a stand-alone public company and separation costs; a decrease in segment results at Wind of $0.1 billion, due to incremental contract losses at Offshore Wind, partially offset by a gain recorded on the settlement of a previously canceled project and increases at Onshore Wind; partially offset by an increase in segment results at Power of $0.2 billion, primarily at Gas Power and Steam Power services due to volume, productivity and price, which more than offset the impact of inflation; and at Electrification of $0.1 billion, primarily due to higher volume, price, and productivity at Grid Solutions.

Net income (loss) and Net income (loss) margin were $(0.1) billion and (1.1)%, respectively, for the three months ended September 30, 2024, a decrease in net loss and net loss margin of $0.1 billion and 1.1%, respectively, for the quarter, primarily due to an increase in benefit for income taxes of $0.2 billion, partially offset by an increase in operating loss of $0.1 billion, and a decrease in other income (expense) of $0.1 billion.

Adjusted EBITDA* and Adjusted EBITDA margin* were $0.2 billion and 2.7%, respectively, for the three months ended September 30, 2024, an increase of less than $0.1 billion and 0.2%, respectively, primarily driven by increases in segment results at Power and Electrification, partially offset at Wind.

For the nine months ended September 30, 2024, operating income (loss) was $(0.1) billion, a $1.0 billion decrease in operating loss, primarily due to: an increase in segment results at Power of $0.5 billion, primarily attributable to Gas Power, where higher volume, favorable pricing, and increased productivity more than offset the impact of inflation; at Electrification of $0.3 billion, primarily due to higher volume, price, and productivity at Grid Solutions; at Wind of $0.1 billion, primarily at Onshore Wind as a result of improved pricing and the impact of cost reduction activities, which was partially offset by a decrease at Offshore Wind as a result of incremental contract losses in the third quarter, partially offset by a gain recorded on the settlement of a previously canceled project; as well as $0.3 billion received related to an arbitration refund and a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off in the second quarter; partially offset by higher corporate costs required to operate as a stand-alone public company and separation costs.

Net income (loss) and Net income (loss) margin were $1.1 billion and 4.4%, respectively, for the nine months ended September 30, 2024, an increase of $1.8 billion and 7.3%, respectively, for the period, primarily due to a decrease in operating loss of $1.0 billion and an increase in other income of $0.7 billion, driven by a $0.9 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF, partially offset by an increase in provision for income taxes of $0.1 billion.
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 6

Adjusted EBITDA* and Adjusted EBITDA margin* were $1.0 billion and 3.9%, respectively, for the nine months ended September 30, 2024, an increase of $0.7 billion and 3.0%, respectively, primarily driven by increases in segment results at Power, Electrification, and Wind.

SEGMENT OPERATIONS. Refer to the Information Statement for further information regarding our determination of segment EBITDA.

	Three months ended September 30			Nine months ended September 30
SUMMARY OF REPORTABLE SEGMENTS	2024	2023	V %	2024	2023	V %
Power	$4,206	$3,893	8%	$12,696	$11,845	7%
Wind	2,891	2,887	—	6,592	7,239	(9)
Electrification	1,928	1,576	22	5,369	4,412	22
Eliminations and other	(112)	(103)	(9)	(281)	(302)	7
Total revenues	$8,913	$8,253	8%	$24,376	$23,194	5%

Segment EBITDA
Power	$499	$280	78%	$1,457	$923	58%
Wind	(317)	(225)	(41)	(607)	(744)	18
Electrification	201	65	F	396	66	F
Corporate and other(a)	(140)	85	U	(290)	(21)	U
Adjusted EBITDA*(b)	$243	$205	19%	$957	$223	F
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

During the three months ended September 30, 2024, GE Vernova's gas turbine utilization was flat compared to the same period last year. Growth in Asia from fewer outages and more HA units commissioned, and higher utilization in the U.S. were offset by Europe where increased nuclear, hydro, and renewable energy drove lower gas operations in the quarter. Global electricity demand increased by low-single digits.

As we work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity measures, collaborating with our suppliers and adjusting the pricing of our products and services. Given the long-cycle nature of the business, we expect the impact of inflation will continue to be challenging and we will continue to take actions to manage it. We are adjusting pricing of our products and services based on demand, inflation, and industry dynamics.

We continue to invest in new product development. In Nuclear Power, we have an agreement with a customer for the deployment of small modular nuclear reactor technology, the first commercial contract in North America, with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, we continue to invest for the long-term, including decarbonization technologies that will provide customers with lower carbon-emitting and more reliable power. As of September 30, 2024, our fundamentals remained strong with approximately $71.3 billion in RPO and a gas turbine installed base of approximately 7,000 units with approximately 1,700 units under long-term service agreements with an average remaining contract life of approximately 10 years. As of September 30, 2024, we had 36 HA-Turbines in RPO, 31 being installed and commissioned, and 106 HA-Turbines in our installed base with approximately 2.7 million operating hours.

	Three months ended September 30		Nine months ended September 30
Orders in units	2024	2023	2024	2023
Gas Turbines	29	20	78	59
Heavy-Duty Gas Turbines	14	12	44	32
HA-Turbines	9	4	21	8
Aeroderivatives	15	8	34	27
Gas Turbine Gigawatts	5.1	3.1	14.1	7.4

	Three months ended September 30		Nine months ended September 30
Sales in units	2024	2023	2024	2023
Gas Turbines	18	19	50	56
Heavy-Duty Gas Turbines	13	12	31	39
HA-Turbines	5	2	7	9
Aeroderivatives	5	7	19	17
Gas Turbine Gigawatts	3.3	2.7	7.1	8.6
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 7

RPO	September 30, 2024	December 31, 2023	September 30, 2023
Equipment	$11,392	$13,636	$13,865
Services	59,911	59,338	57,916
Total RPO	$71,303	$72,974	$71,781

RPO as of September 30, 2024 decreased $1.7 billion (2%) from December 31, 2023, primarily due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF, partially offset by orders outpacing revenues for Gas Power Heavy-Duty Gas Turbines and Gas Power services. RPO decreased $0.5 billion (1%) from September 30, 2023 primarily due to a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF, and reductions in Hydro Power equipment, partially offset by growth in Gas Power services and equipment.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2024	2023	2024	2023
Gas Power	$3,466	$2,944	$9,966	$8,877
Nuclear Power	167	158	618	591
Hydro Power	181	220	544	617
Steam Power	393	571	1,569	1,760
Total segment revenues	$4,206	$3,893	$12,696	$11,845

Equipment	$1,426	$1,291	$3,912	$3,618
Services	2,781	2,602	8,784	8,228
Total segment revenues	$4,206	$3,893	$12,696	$11,845

Segment EBITDA	$499	$280	$1,457	$923
Segment EBITDA margin	11.9%	7.2%	11.5%	7.8%
For the three months ended September 30, 2024, segment revenues were up $0.3 billion (8%) and segment EBITDA was up $0.2 billion (78%).

Segment revenues increased $0.5 billion (13%) organically*, primarily due to increases in Gas Power services volume and Gas Power equipment from Heavy-Duty Gas Turbine shipments.

Segment EBITDA increased $0.1 billion (45%) organically*, primarily due to increases at Gas Power and Steam Power services, where volume, productivity, and price more than offset the impact of inflation.

For the nine months ended September 30, 2024, segment revenues were up $0.9 billion (7%) and segment EBITDA was up $0.5 billion (58%).

Segment revenues increased $1.0 billion (9%) organically*, primarily at Gas Power services driven by higher outages and transactional volume and increases in Gas Power equipment from project commissioning and Aeroderivatives.

Segment EBITDA increased $0.4 billion (39%) organically*, mainly driven by improvements at Gas Power where higher volume, favorable pricing, and increased productivity offset the impact of inflation.

WIND. In our Wind segment, we create value by engineering, manufacturing, and commercializing wind turbines, an important technology playing a role in the energy transition as we seek to decarbonize the world's energy sector. As we focus on providing carbon-free electricity reliably and at scale, we have simplified our senior management structure and portfolio of product offerings, focusing on fewer and more reliable workhorse products. Workhorse products, which include our 2.8-127m, 3.6-154m, and 6.1-158m onshore units, and our Haliade-X 220m offshore units, account for approximately 70% of our equipment RPO in Onshore Wind and Offshore Wind at September 30, 2024. Included in our RPO are services agreements on approximately 24,000 of our onshore wind turbines, from an installed base of approximately 56,000 units.

At Onshore Wind, we are focused on improving our overall fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those geographic regions that align better with our products and supply chain footprint, positioning our workhorse products to targeted countries. Our volume mix has shifted towards the U.S., currently representing approximately 75% of Onshore Wind's equipment RPO, while our international volume has become smaller and more profitable. Specifically in the U.S., the IRA introduced new, and extended existing, tax incentives through at least 2033, significantly improving project economics for our customers and turbine producers. Our projects in the U.S. generally benefit from incentives available to our customers and broadly available IRA incentives. Finally, we are continuing our restructuring program to reduce our operating costs and are seeing the benefits both operationally and financially.

In our Offshore Wind business, we continue to experience pressure related to our product and project costs, and execution timelines, as we deliver on our existing backlog. We are committed to driving quality improvements, installation efficiencies, and cost productivity, including steps to right-size the business.

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 8

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore Wind orders in units	2024	2023	2024	2023
Wind Turbines	249	411	870	1,479
Repower Units	132	27	378	173
Wind Turbine and Repower Units Gigawatts	1.2	1.8	3.8	6.4

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore Wind sales in units	2024	2023	2024	2023
Wind Turbines	515	666	1,108	1,718
Repower Units	182	50	246	179
Wind Turbine and Repower Units Gigawatts	2.4	2.6	5.1	6.7

RPO	September 30, 2024	December 31, 2023	September 30, 2023
Equipment	$12,182	$13,709	$12,561
Services	12,788	13,240	12,831
Total RPO	$24,969	$26,949	$25,392

RPO as of September 30, 2024 decreased $2.0 billion (7%) from December 31, 2023 primarily due to decreases at Offshore Wind as we continue to execute on our contracts and have finalized the settlement of a previously canceled project. RPO decreased $0.4 billion (2%) from September 30, 2023 primarily due to decreases at Offshore Wind, where revenues outpaced new orders as we continue to execute on our contracts, as well as the cancellation of a project in the fourth quarter of 2023, partially offset by increased Onshore Wind RPO driven by a large order in the U.S. recorded in the fourth quarter of 2023.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2024	2023	2024	2023
Onshore Wind	$2,355	$2,281	$4,974	$5,878
Offshore Wind	388	455	1,183	989
LM Wind Power	148	151	436	372
Total segment revenues	$2,891	$2,887	$6,592	$7,239

Equipment	$2,494	$2,527	$5,394	$6,186
Services	397	360	1,198	1,052
Total segment revenues	$2,891	$2,887	$6,592	$7,239

Segment EBITDA	$(317)	$(225)	$(607)	$(744)
Segment EBITDA margin	(11.0)%	(7.8)%	(9.2)%	(10.3)%
For the three months ended September 30, 2024, segment revenues were flat and segment EBITDA was down $0.1 billion (41%).

Segment revenues decreased (1%) organically*, primarily at Offshore Wind as a result of the slower execution, which was partially offset by revenues recorded on the settlement of a previously canceled project. Onshore Wind revenues increased as more repower units were delivered in the period.

Segment EBITDA decreased $0.1 billion (60%) organically*, due to incremental contract losses at Offshore Wind, partially offset by a gain recorded on the settlement of a previously canceled project and increases at Onshore Wind.

For the nine months ended September 30, 2024, segment revenues were down $0.6 billion (9%) and segment EBITDA was up $0.1 billion (18%).

Segment revenues decreased $0.7 billion (9%) organically*, primarily at Onshore Wind where fewer units were delivered in the period, partially offset by higher equipment revenues at Offshore Wind as we continue to execute on our RPO and recorded revenues on the settlement of a previously canceled project.

Segment EBITDA increased $0.1 billion (15%) organically*, primarily at Onshore Wind as a result of improved pricing and the impact of cost reduction activities. Offshore Wind decreased as a result of incremental contract losses in the third quarter, partially offset by a gain recorded on the settlement of a previously canceled project.

ELECTRIFICATION. We continue to experience robust demand for our systems, equipment, and services across all businesses. Demand remains strong for large scale transmission-related equipment to interconnect renewables and move bulk power. We also continue to benefit from higher growth in orders from other transmission activities within our Grid Solutions business.

Our Grid Solutions business is positioned to support grid expansion and modernization needs globally. We participate in the onshore interconnection market and the rapidly growing offshore renewable interconnection market with new products and technology supporting a 2 GW HVDC solution standard. We have developed and seek to continue developing new technologies, such as grid-forming static synchronous compensators and SF6-free switchgears, with the intention of solving for a denser, more resilient, stable, and efficient electric grid with lower future greenhouse gas emissions.
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 9

We are adjusting pricing and contractual terms of our products and services based on demand, inflation, and industry dynamics. Customer lead-times have increased as a result of demand outstripping supply, though we are proactively managing this by deploying lean initiatives to reduce lead-times and drive cost productivity. In addition, we are making investments to expand our capacity and capabilities to support this continued growth while benefiting from synergies across our Electrification businesses.

RPO	September 30, 2024	December 31, 2023	September 30, 2023
Equipment	$18,624	$13,233	$12,774
Services	3,288	3,109	2,881
Total RPO	$21,912	$16,342	$15,655

RPO as of September 30, 2024 increased $5.6 billion (34%) from December 31, 2023 primarily due to orders outpacing revenues across all businesses. RPO increased $6.3 billion (40%) from September 30, 2023 primarily driven by orders outpacing revenues across all businesses.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2024	2023	2024	2023
Grid Solutions	$1,270	$979	$3,521	$2,780
Power Conversion	310	286	858	686
Electrification Software	218	204	646	635
Solar & Storage Solutions	130	108	344	311
Total segment revenues	$1,928	$1,576	$5,369	$4,412

Equipment	$1,451	$1,116	$3,967	$3,102
Services	477	461	1,402	1,310
Total segment revenues	$1,928	$1,576	$5,369	$4,412

Segment EBITDA	$201	$65	$396	$66
Segment EBITDA margin	10.4%	4.1%	7.4%	1.5%

For the three months ended September 30, 2024, segment revenues were up $0.4 billion (22%) and segment EBITDA was up $0.1 billion.

Segment revenues increased $0.4 billion (24%) organically*, led by growth in equipment at Grid Solutions and Power Conversion.

Segment EBITDA increased $0.1 billion organically*, primarily driven by higher volume, price, and productivity across all businesses.

For the nine months ended September 30, 2024, segment revenues were up $1.0 billion (22%) and segment EBITDA was up $0.3 billion.

Segment revenues increased $0.9 billion (21%) organically*, led by growth in equipment at Grid Solutions and Power Conversion.

Segment EBITDA increased $0.3 billion organically*, primarily driven by higher volume, price, and productivity across all businesses.

OTHER INFORMATION

Gross Profit and Gross Margin. Gross profit was $1.1 billion and $1.1 billion for the three months ended and $4.0 billion and $3.1 billion for the nine months ended September 30, 2024 and 2023, respectively. Gross margin was 12.4% and 12.7% for the three months ended and 16.3% and 13.4% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross profit for the quarter was due to an increase at Power due to Gas Power services from favorable volume, productivity, and price, which more than offset inflation; an increase at Electrification due to higher volume, price, and productivity at Grid Solutions; partially offset by a decrease at Wind, as a result of Offshore Wind incremental contract losses, partially offset by a gain recorded on the settlement of a previously canceled project and an increase in Onshore Wind through improved pricing. The increase in gross profit for the year was due to increases at Power and Electrification, due to the reasons described above, and at Wind, due to Onshore Wind through improved pricing and the impact of cost reduction activities, and a gain recorded on the settlement of a previously canceled project at Offshore Wind, partially offset by incremental contract losses at Offshore Wind.

Selling, General, and Administrative. Selling, general, and administrative costs were $1.2 billion and $1.1 billion for the three months ended and $3.4 billion and $3.6 billion for the nine months ended and comprised 13.8% and 13.8% of revenues for the three months ended and 13.8% and 15.5% of revenues for the nine months ended September 30, 2024 and 2023, respectively. The increase in costs for the quarter was attributable to labor inflation, higher corporate costs required to operate as a stand-alone public company, and separation costs, which more than offset cost reduction initiatives. The reduction in costs for the year was attributable to a $0.3 billion arbitration refund received in the second quarter of 2024, and cost reduction initiatives, partially offset by higher corporate costs required to operate as a stand-alone public company and separation costs.

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 10

Restructuring Charges and Separation Costs. We continuously evaluate our cost structure and are implementing several restructuring and process transformation actions considered necessary to simplify our organizational structure. In addition, in connection with the Spin-Off, we incurred and will continue to incur certain one-time separation costs and recognized a benefit related to deferred intercompany profit upon GE retaining the renewable energy U.S. tax equity investments. See Note 23 in the Notes to the consolidated and combined financial statements for further information.

Interest and Other Financial Charges – Net. Interest and other financial charges – net was less than $0.1 billion and $0.1 billion in income for the three and nine months ended September 30, 2024, respectively, and less than $0.1 billion and $0.1 billion in expense for the three and nine months ended September 30, 2023, respectively. The higher income in 2024 was primarily driven by a higher average balance of invested funds interest received from an arbitration refund during the nine months ended September 30, 2024. The primary components of net interest and other financial charges are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.

Income Taxes. We recorded an income tax benefit on a pre-tax loss with an effective tax rate of 18.9% for the three months ended September 30, 2024. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a portion of the pre-tax loss providing no tax benefit in certain jurisdictions.

We recorded an income tax expense on pre-tax income with an effective tax rate of 22.4% for the nine months ended September 30, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.

We recorded an income tax expense on a pre-tax loss in the three and nine months ended September 30, 2023 due to taxes in profitable jurisdictions and losses providing no tax benefit in other jurisdictions.

See Note 15 in the Notes to the consolidated and combined financial statements for further information.

CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. In connection with the Spin-Off, we received cash from GE of $0.8 billion through a cash contribution of $0.5 billion to fund future GE Vernova operations and a cash transfer of $0.3 billion restricted in connection with certain legal matters associated with legacy GE operations, such that our cash balance on the date of the completion of the Spin-Off was approximately $4.2 billion. As of September 30, 2024, our Cash, cash equivalents, and restricted cash was $7.4 billion, approximately $1.4 billion of which was held in countries where access to cash may be delayed due to various regulations (including $0.1 billion in Russia and Ukraine) and $0.5 billion was restricted use cash. During the third quarter of 2024, we received proceeds of $0.7 billion from the sale of a portion of our equity interest in GE Vernova T&D India Ltd (formerly known as GE T&D India Ltd). During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to EDF. In connection with the disposition, we received net cash proceeds of $0.6 billion. During the second quarter of 2024, we also received a cash refund of $0.3 billion in connection with an arbitration proceeding. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” below for additional information. We believe our future cash flows generated from operations and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
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

	Nine months ended September 30
FREE CASH FLOW (NON-GAAP)	2024	2023
Cash from (used for) operating activities (GAAP)	$1,662	$(745)
Add: Gross additions to property, plant, and equipment and internal-use software	(533)	(464)
Free cash flow (Non-GAAP)	$1,129	$(1,209)

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 11

Cash from (used for) operating activities was $1.7 billion and $(0.7) billion for the nine months ended September 30, 2024 and 2023, respectively.

Cash from (used for) operating activities increased by $2.4 billion in 2024 compared to 2023 primarily driven by: higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, and (gains) losses on purchases and sales of business interests) of $1.3 billion, including the impact of a $0.3 billion cash refund we received in connection with an arbitration proceeding in the second quarter of 2024; an increase of $1.2 billion in accounts payable and equipment project payables, primarily due to lower disbursements, including reductions in prepayments; and an increase of $0.7 billion in contract liabilities and current deferred income, due to higher collections at Electrification and Power, and lower liquidations, including the settlement of a previously canceled project in 2024, at Wind; partially offset by a decrease in due to related parties of $(0.5) billion, primarily due to settlements of payables with GE prior to the Spin-Off in 2024.

Cash from operating activities of $1.7 billion for the nine months ended September 30, 2024 included a $0.9 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $1.7 billion, driven by down payments and collections on several large projects in Grid Solutions at Electrification, and net collections at Power, partially offset by liquidations and the settlement of a previously canceled project at Wind; accounts payable and equipment project payables of $1.0 billion, due to material purchases outpacing disbursements, and reductions in prepayments; inventories of $(1.2) billion, primarily in Gas Power, to support fulfillment and deliveries expected in the fourth quarter of 2024 and in 2025; changes in due to related parties of $(0.4) billion, primarily due to settlements of payables with GE prior to the Spin-Off; and current contract assets of $(0.2) billion, driven by revenue recognition exceeding billings on our equipment and other service agreements in Electrification and Power.

Cash used for operating activities of $0.7 billion for the nine months ended September 30, 2023 included a less than $0.1 billion outflow from changes in working capital. The cash outflow from changes in working capital was primarily driven by: inventories of $(1.1) billion, primarily due to inventory build in Gas Power at Power; a decrease in accounts payable and equipment project payables of $(0.2) billion, driven by higher disbursements in Onshore Wind at Wind; contract liabilities and current deferred income of $1.0 billion as a result of project collections and down payments in Power and Electrification outpacing revenue recognition, partially offset by lower collections and higher revenue recognition in Wind; and current receivables of $0.2 billion, driven by collections outpacing billings primarily in Power and Wind.

Cash from (used for) investing activities was $0.1 billion and $(0.5) billion for the nine months ended September 30, 2024 and 2023, respectively.

Cash from (used for) investing activities increased by $0.6 billion in 2024 compared to 2023 primarily driven by: net proceeds from principal business dispositions of $0.6 billion in the second quarter of 2024, as a result of our Steam Power business sale of part of its nuclear activities to EDF in our Power segment; and the nonrecurrence of the net impact of our acquisition of Nexus Controls and other investment sales of $0.2 billion in 2023; partially offset by a decrease in sales of and distributions from equity method investments of $(0.2) billion, primarily driven by our Financial Services business. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.5 billion for both the nine months ended September 30, 2024 and 2023.

Cash from financing activities was $3.5 billion and $0.7 billion for the nine months ended September 30, 2024 and 2023, respectively. Cash from financing activities increased by $2.8 billion in 2024 compared to 2023 primarily driven by: higher transfers from parent of $2.3 billion; and proceeds from the sale of an approximately 16% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, of $0.7 billion in the third quarter of 2024, which is reflected in All other financing activities. After the sale, we retained a controlling interest in GE Vernova T&D India Ltd.

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

Debt. As of both September 30, 2024 and December 31, 2023, we had $0.1 billion of total debt, excluding finance leases. We have a $3.0 billion Revolving Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility has not been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about these Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024.

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

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 12

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

If GE Vernova is unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. The estimated liquidity impact in the event of a downgrade below investment grade was immaterial as of September 30, 2024.

Quantitative and Qualitative Disclosure About Market Risk. We are exposed to market risk primarily from the effect of fluctuations in foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative trading activities. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British pound sterling, the Brazilian real, and the Indian rupee. The effects of foreign currency fluctuations on earnings were less than $0.1 billion and $(0.1) billion for the three and nine months ended September 30, 2024, respectively. The effects of foreign currency fluctuations on earnings were $(0.1) billion and $(0.2) billion for the three and nine months ended September 30, 2023, respectively. See Note 20 in the Notes to the consolidated and combined financial statements for further information. For more information about foreign exchange risk, interest rate risk, and commodity risk see the "Quantitative and Qualitative Disclosure About Market Risk" section of the Information Statement.

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

As of September 30, 2024, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $21 billion, an over 60% reduction since year end and over 40% reduction since the Spin-Off, of which approximately $1 billion are financial guarantees. We expect approximately $12 billion of the RPO related to GE credit support obligations to contractually mature within five years from the date of the Spin-Off and credit support on financial guarantees to not exceed a year beyond separation. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In November of 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. We have evaluated the impact of this guidance and do not expect a significant impact to our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated and combined financial statements.

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
2024 3Q FORM 10-Q 13

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with U.S. GAAP. Readers should review the reconciliations below, and above with respect to free cash flow, and should not rely on any single financial measure to evaluate our business. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable U.S. GAAP financial measures follow.

We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES(a), EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment EBITDA			Segment EBITDA margin
Three months ended September 30	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Power (GAAP)	$4,206	$3,893	8%	$499	$280	78%	11.9%	7.2%	4.7pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	172		—	(10)
Less: Foreign currency effect	(3)	—		36	(30)
Power organic (Non-GAAP)	$4,210	$3,721	13%	$463	$320	45%	11.0%	8.6%	2.4pts

Wind (GAAP)	$2,891	$2,887	—%	$(317)	$(225)	(41)%	(11.0)%	(7.8)%	(3.2)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(1)	(32)		(11)	(34)
Wind organic (Non-GAAP)	$2,892	$2,919	(1)%	$(306)	$(191)	(60)%	(10.6)%	(6.5)%	(4.1)pts

Electrification (GAAP)	$1,928	$1,576	22%	$201	$65	F	10.4%	4.1%	6.3pts
Less: Acquisitions	—	1		(3)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(4)	12		6	8
Electrification organic (Non-GAAP)	$1,932	$1,564	24%	$198	$57	F	10.2%	3.6%	6.6pts
(a) Includes intersegment sales of $120 million and $106 million for the three months ended September 30, 2024 and 2023, respectively. See the table titled Total Segment Revenues by Business Unit in Note 25 in the Notes to the consolidated and combined financial statements.

ORGANIC REVENUES(a), EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment EBITDA			Segment EBITDA margin
Nine months ended September 30	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Power (GAAP)	$12,696	$11,845	7%	$1,457	$923	58%	11.5%	7.8%	3.7pts
Less: Acquisitions	41	—		14	—
Less: Business dispositions	127	360		(21)	(34)
Less: Foreign currency effect	13	(2)		(21)	(112)
Power organic (Non-GAAP)	$12,515	$11,487	9%	$1,485	$1,069	39%	11.9%	9.3%	2.6pts

Wind (GAAP)	$6,592	$7,239	(9)%	$(607)	$(744)	18%	(9.2)%	(10.3)%	1.1pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(15)	(42)		(44)	(85)
Wind organic (Non-GAAP)	$6,607	$7,280	(9)%	$(563)	$(659)	15%	(8.5)%	(9.1)%	0.6pts

Electrification (GAAP)	$5,369	$4,412	22%	$396	$66	F	7.4%	1.5%	5.9pts
Less: Acquisitions	3	1		(3)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	31	9		3	(23)
Electrification organic (Non-GAAP)	$5,336	$4,403	21%	$396	$89	F	7.4%	2.0%	5.4pts
(a) Includes intersegment sales of $317 million and $311 million for the nine months ended September 30, 2024 and 2023, respectively. See the table titled Total Segment Revenues by Business Unit in Note 25 in the Notes to the consolidated and combined financial statements.

2024 3Q FORM 10-Q 14

	Three months ended September 30			Nine months ended September 30
ORGANIC REVENUES (NON-GAAP)	2024	2023	V%	2024	2023	V%
Total revenues (GAAP)	$8,913	$8,253	8%	$24,376	$23,194	5%
Less: Acquisitions	—	1		44	1
Less: Business dispositions	—	172		127	360
Less: Foreign currency effect	(8)	(20)		29	(35)
Organic revenues (Non-GAAP)	$8,921	$8,100	10%	$24,177	$22,868	6%

	Three months ended September 30			Nine months ended September 30
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2024	2023	V%	2024	2023	V%
Total equipment revenues (GAAP)	$5,290	$4,869	9%	$13,101	$12,746	3%
Less: Acquisitions	—	—		20	—
Less: Business dispositions	—	93		66	184
Less: Foreign currency effect	(7)	(20)		24	(35)
Equipment organic revenues (Non-GAAP)	$5,296	$4,797	10%	$12,992	$12,597	3%

Total services revenues (GAAP)	$3,623	$3,383	7%	$11,276	$10,448	8%
Less: Acquisitions	—	1		24	1
Less: Business dispositions	—	79		61	176
Less: Foreign currency effect	(2)	—		5	—
Services organic revenues (Non-GAAP)	$3,625	$3,303	10%	$11,185	$10,271	9%

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

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 15

	Three months ended September 30			Nine months ended September 30
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2024	2023	V%	2024	2023	V%
Net income (loss) (GAAP)	$(99)	$(185)	46%	$1,075	$(680)	F
Add: Restructuring and other charges(a)	209	105		419	308
Add: Purchases and sales of business interests(b)	—	(6)		(842)	(92)
Add: Russia and Ukraine charges(c)	—	—		—	95
Add: Separation costs (benefits)(d)	27	—		(64)	—
Add: Arbitration refund(e)	—	—		(254)	—
Add: Non-operating benefit income(f)	(130)	(134)		(399)	(415)
Add: Depreciation and amortization(g)	289	206		734	628
Add: Interest and other financial charges – net(h)(i)	(35)	11		(93)	27
Add: Provision (benefit) for income taxes(i)	(17)	208		380	353
Adjusted EBITDA (Non-GAAP)	$243	$205	19%	$957	$223	F

Net income (loss) margin (GAAP)	(1.1)%	(2.2)%	1.1 pts	4.4%	(2.9)%	7.3 pts
Adjusted EBITDA margin (Non-GAAP)	2.7%	2.5%	0.2 pts	3.9%	1.0%	2.9 pts

(a) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(b) Consists of gains and losses resulting from the purchases and sales of business interests and assets.
(c) Related to recoverability of asset charges recorded in connection with the ongoing conflict between Russia and Ukraine and resulting sanctions primarily related to our Power business.
(d) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments at the time of the Spin-Off in the second quarter.
(e) Represents a cash refund received related to an arbitration proceeding with a multiemployer pension plan, constituting the payments previously made to the Fund, and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net in the second quarter.
(f) Primarily related to the expected return on plan assets, partially offset by interest cost.
(g) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense).
(h) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
(i) Excludes interest expense (income) of $(1) million and $11 million and benefit for income taxes of $6 million and $39 million for the three months ended September 30, 2024 and 2023, respectively, as well as interest expense of $11 million and $36 million and benefit for income taxes of $70 million and $131 million for the nine months ended September 30, 2024 and 2023, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis due to its strategic investments in renewable energy tax equity investments.

	Three months ended September 30			Nine months ended September 30
ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2024	2023	V%	2024	2023	V%
Adjusted EBITDA (Non-GAAP)	$243	$205	19%	$957	$223	F
Less: Acquisitions	(3)	—		11	—
Less: Business dispositions	—	(10)		(21)	(34)
Less: Foreign currency effect	14	(53)		(70)	(220)
Adjusted organic EBITDA (Non-GAAP)	$231	$269	(14)%	$1,037	$477	F

Adjusted EBITDA margin (Non-GAAP)	2.7%	2.5%	0.2 pts	3.9%	1.0%	2.9 pts
Adjusted organic EBITDA margin (Non-GAAP)	2.6%	3.3%	(0.7) pts	4.3%	2.1%	2.2 pts

Refer to “Capital Resources and Liquidity” for discussion of free cash flow*.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2024, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Prior to April 2, 2024, GE Vernova relied on certain business processes and internal controls over financial reporting performed by GE. In connection with the Spin-Off, responsibility for these processes and internal controls were transferred from GE to GE Vernova personnel, including internal controls and processes related to information technology, treasury, human resources (including payroll and benefit plan administration), taxes, external financial reporting, legal, and oversight functions such as corporate governance. The Company has revised and adopted policies, procedures, and processes, as needed, to meet regulatory requirements applicable to a standalone public company and will continue to identify, document, and evaluate key controls to provide reasonable assurance that our internal control over financial reporting is effective.
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 16

LEGAL PROCEEDINGS. We are reporting the following matter in compliance with SEC requirements to disclose administrative proceedings arising under laws that regulate the discharge of materials into the environment where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. In March 2024, one of our Australian subsidiaries received notice from the Australian Department of Climate Change, Energy, the Environment and Water (DCCEEW) of its intention to issue infringement notices imposing administrative fines on the subsidiary for importing equipment containing SF6 gas without an equipment license, as required by local law related to synthetic greenhouse gas management and seek a court order to impose civil penalties for delinquent reporting under such law. The applicable local law regulates the import to Australia of synthetic greenhouse gases in equipment, including certain of our switchgear products, and our subsidiary had neglected to renew the import license required under the law. We responded to DCCEEW, and following discussions with the agency, paid approximately $0.3 million in fines in connection with the infringement notices during the three months ended June 30, 2024. Discussions with DCCEEW regarding a court-issued civil penalty order are pending and we expect additional fines associated with such order may be more than $300,000. Refer to Legal Matters in Note 22 to the consolidated and combined financial statements for additional information relating to legal matters.
2024 3Q FORM 10-Q 17

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2024	2023	2024	2023
Sales of equipment	$5,290	$4,869	$13,101	$12,746
Sales of services	3,623	3,383	11,276	10,448
Total revenues	8,913	8,253	24,376	23,194

Cost of equipment	5,076	5,005	12,621	13,201
Cost of services	2,728	2,196	7,794	6,876
Gross profit	1,109	1,051	3,962	3,116

Selling, general, and administrative expenses	1,226	1,135	3,366	3,593
Research and development expenses	243	223	717	641
Operating income (loss)	(359)	(307)	(122)	(1,118)

Interest and other financial charges – net	36	(21)	82	(63)
Non-operating benefit income	130	134	399	415
Other income (expense) – net (Note 19)	71	179	1,025	307

Income (loss) before income taxes	(122)	(16)	1,385	(458)
Provision (benefit) for income taxes (Note 15)	(23)	169	310	222
Net income (loss)	(99)	(185)	1,075	(680)
Net loss (income) attributable to noncontrolling interests	3	15	(7)	45
Net income (loss) attributable to GE Vernova	$(96)	$(170)	$1,068	$(635)

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$(0.35)	$(0.62)	$3.90	$(2.32)
Diluted	$(0.35)	$(0.62)	$3.85	$(2.32)

Weighted-average number of common shares outstanding:
Basic	275	274	274	274
Diluted	275	274	277	274

2024 3Q FORM 10-Q 18

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	September 30, 2024	December 31, 2023
Cash, cash equivalents, and restricted cash	$7,395	$1,551
Current receivables – net (Note 4)	7,221	7,409
Due from related parties (Note 24)	5	80
Inventories, including deferred inventory costs (Note 5)	9,377	8,253
Current contract assets (Note 9)	8,592	8,339
All other current assets (Note 10)	550	352
Assets of business held for sale (Note 3)	—	1,444
Current assets	33,141	27,428

Property, plant, and equipment – net (Note 6)	5,148	5,228
Goodwill (Note 8)	4,444	4,437
Intangible assets – net (Note 8)	869	1,042
Contract and other deferred assets (Note 9)	618	621
Equity method investments (Note 11)	2,376	3,555
Deferred income taxes (Note 15)	1,499	1,582
All other assets (Note 10)	2,758	2,228
Total assets	$50,853	$46,121

Accounts payable and equipment project payables (Note 12)	$8,942	$7,900
Due to related parties (Note 24)	58	532
Contract liabilities and deferred income (Note 9)	16,908	15,074
All other current liabilities (Note 14)	5,324	4,352
Liabilities of business held for sale (Note 3)	—	1,448
Current liabilities	31,233	29,306

Deferred income taxes (Note 15)	823	382
Non-current compensation and benefits	3,233	3,273
All other liabilities (Note 14)	5,047	4,780
Total liabilities	40,336	37,741

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 275,627,753 shares outstanding as of September 30, 2024	3	—
Additional paid-in capital	9,374	—
Retained earnings	1,198	—
Treasury common stock, 218,290 shares at cost	(40)	—
Net parent investment	—	8,051
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 16)	(1,031)	(635)
Total equity attributable to GE Vernova	9,504	7,416
Noncontrolling interests	1,014	964
Total equity	10,517	8,380
Total liabilities and equity	$50,853	$46,121

2024 3Q FORM 10-Q 19

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2024	2023
Net income (loss)	$1,075	$(680)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	715	531
Amortization of intangible assets (Note 8)	188	181
(Gains) losses on purchases and sales of business interests	(859)	(210)
Principal pension plans – net (Note 13)	(280)	(304)
Other postretirement benefit plans – net (Note 13)	(189)	(235)
Provision (benefit) for income taxes (Note 15)	310	222
Cash recovered (paid) during the year for income taxes	(299)	28
Changes in operating working capital:
Decrease (increase) in current receivables	28	160
Decrease (increase) in due from related parties	(5)	12
Decrease (increase) in inventories, including deferred inventory costs	(1,151)	(1,051)
Decrease (increase) in current contract assets	(234)	(68)
Increase (decrease) in accounts payable and equipment project payables	970	(210)
Increase (decrease) in due to related parties	(366)	110
Increase (decrease) in contract liabilities and current deferred income	1,660	1,008
All other operating activities	98	(240)
Cash from (used for) operating activities	1,662	(745)

Additions to property, plant, and equipment and internal-use software	(533)	(464)
Dispositions of property, plant, and equipment	16	54
Purchases of and contributions to equity method investments	(110)	(77)
Sales of and distributions from equity method investments	32	220
Proceeds from principal business dispositions	639	—
All other investing activities	94	(209)
Cash from (used for) investing activities	138	(477)

Net increase (decrease) in borrowings of maturities of 90 days or less	(23)	30
Transfers from (to) Parent	2,933	681
All other financing activities	579	(54)
Cash from (used for) financing activities	3,489	656
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(48)	(22)
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within businesses held for sale	5,241	(587)
Less: Net increase (decrease) in cash classified within businesses held for sale	(603)	(7)
Increase (decrease) in cash, cash equivalents, and restricted cash	5,844	(581)
Cash, cash equivalents, and restricted cash at beginning of year	1,551	2,067
Cash, cash equivalents, and restricted cash as of September 30	$7,395	$1,486
2024 3Q FORM 10-Q 20

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to GE Vernova	$(96)	$(170)	$1,068	$(635)
Net loss (income) attributable to noncontrolling interests	3	15	(7)	45
Net income (loss)	$(99)	$(185)	$1,075	$(680)

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	99	(48)	(7)	74
Benefit plans – net of taxes	(79)	(94)	(418)	1,481
Cash flow hedges – net of taxes	(20)	39	30	58
Other comprehensive income (loss)	$—	$(103)	$(395)	$1,613

Comprehensive income (loss)	$(98)	$(287)	$680	$933
Comprehensive loss (income) attributable to noncontrolling interests	3	14	(9)	48
Comprehensive income (loss) attributable to GE Vernova	$(96)	$(274)	$672	$981

2024 3Q FORM 10-Q 21

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of July 1, 2024	275	$3	$8,801	$1,294	$—	$—	$(1,031)	$982	$10,049
Issuance of shares in connection with equity awards(a)	1	—	9	—	(40)	—	—	—	(31)
Share-based compensation expense	—	—	50	—	—	—	—	—	50
Net income (loss)	—	—	—	(96)	—	—	—	(3)	(99)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	99	—	99
Benefit plans – net of taxes	—	—	—	—	—	—	(79)	—	(79)
Cash flow hedges – net of taxes	—	—	—	—	—	—	(20)	—	(20)
Changes in equity attributable to noncontrolling interests(b)	—	—	514	—	—	—	—	34	548
Balances as of September 30, 2024	276	$3	$9,374	$1,198	$(40)	$—	$(1,031)	$1,014	$10,517

Balances as of July 1, 2023	—	$—	$—	$—	$—	$9,611	$264	$927	$10,802
Net income (loss)	—	—	—	—	—	(170)	—	(15)	(185)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(50)	1	(48)
Benefit plans – net of taxes	—	—	—	—	—	—	(94)	—	(94)
Cash flow hedges – net of taxes	—	—	—	—	—	—	39	—	39
Transfers from (to) Parent	—	—	—	—	—	(71)	—	—	(71)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	10	10
Balances as of September 30, 2023	—	$—	$—	$—	$—	$9,371	$160	$924	$10,454
(a) During the third quarter, restrictions lapsed on 435,719 shares of GE Vernova common stock in connection with the vesting of performance shares originally awarded by General Electric Company, now operating as GE Aerospace. We withheld 218,290 shares of GE Vernova common stock to satisfy tax withholding obligations, resulting in $40 million of Treasury common stock.
(b) Primarily relates to proceeds from the sale of an approximately 16% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, in the third quarter of 2024, net of directly attributable taxes.
2024 3Q FORM 10-Q 22

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2024	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Transfers from (to) Parent, including Spin-Off-related adjustments	—	—	—	—	—	794	—	—	794
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	—	(8,715)	—	—	—
Issuance of shares in connection with equity awards(a)	2	—	45	—	(40)	—	—	—	4
Share-based compensation expense	—	—	104	—	—	—	—	—	104
Net income (loss)	—	—	—	1,198	—	(130)	—	7	1,075
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(7)	—	(7)
Benefit plans – net of taxes	—	—	—	—	—	—	(420)	1	(418)
Cash flow hedges – net of taxes	—	—	—	—	—	—	30	—	30
Changes in equity attributable to noncontrolling interests(b)	—	—	514	—	—	—	—	41	555
Balances as of September 30, 2024	276	$3	$9,374	$1,198	$(40)	$—	$(1,031)	$1,014	$10,517

Balances as of January 1, 2023	—	$—	$—	$—	$—	$12,106	$(1,456)	$957	$11,607
Net income (loss)	—	—	—	—	—	(635)	—	(45)	(680)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	75	(1)	74
Benefit plans – net of taxes	—	—	—	—	—	—	1,483	(2)	1,481
Cash flow hedges – net of taxes	—	—	—	—	—	—	58	—	58
Transfers from (to) Parent	—	—	—	—	—	(2,100)	—	—	(2,100)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	14	14
Balances as of September 30, 2023	—	$—	$—	$—	$—	$9,371	$160	$924	$10,454
(a) During the third quarter, restrictions lapsed on 435,719 shares of GE Vernova common stock in connection with the vesting of performance shares originally awarded by General Electric Company, now operating as GE Aerospace. We withheld 218,290 shares of GE Vernova common stock to satisfy tax withholding obligations, resulting in $40 million of Treasury common stock.
(b) Primarily relates to proceeds from the sale of an approximately 16% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, in the third quarter of 2024, net of directly attributable taxes.

2024 3Q FORM 10-Q 23

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

We have prepared the accompanying unaudited consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. These unaudited consolidated and combined financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated and combined financial statements should be read in conjunction with our audited combined financial statements, corresponding footnotes, and significant accounting policies for the year ended December 31, 2023, included in our information statement dated March 8, 2024, which was attached as Exhibit 99.1 to a Current Report on Form 8-K furnished with the SEC on March 8, 2024 (the Information Statement). The information presented in tables throughout the footnotes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.

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

2024 3Q FORM 10-Q 24

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

Revenues from the Sale of Equipment. Sales of equipment includes the sales of gas turbines, wind turbines and repower units, and other power generation equipment related to energy production.

Performance Obligations Satisfied Over Time. We recognize revenue on agreements for the sale of customized goods including power generation equipment and long-term construction contracts on an over-time basis as we customize the customer’s equipment during the manufacturing or integration process and obtain right to payment for work performed.

We recognize revenue as we perform under the arrangements using the percentage of completion method, which is based on our costs incurred to date relative to our estimate of total expected costs and the transaction price to which we expect to be entitled. Variable consideration is included in the transaction price if, in our judgment, it is expected that a significant future reversal of cumulative revenue under the contract will not occur. Some of our contracts with customers for the sale of equipment contain clauses for the payment of liquidated damages related to milestones established for on-time delivery or meeting certain performance specifications. On an ongoing basis, we evaluate the probability and magnitude of liquidated damages. This is factored into our estimate of variable consideration using the expected value method taking into consideration progress towards meeting contractual milestones, specified liquidated damages rates, if applicable, and history of paying liquidated damages to the customer or similar customers. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or cost of the inputs. In certain projects, such as new product introductions, the underlying technology or promise to the customer is unique to what we have historically promised and reliably estimating the total cost to fulfill the promise to the customer requires a significant level of judgment. Where the profit from a contract cannot be estimated reliably, revenue is only recognized equaling the cost incurred to the extent that it is probable that the costs will be recovered. We provide for a potential loss on these agreements when it is expected that we will incur such loss.

During the third quarter of 2024, primarily as a result of changes in product and project cost estimates, we recorded incremental contract losses for certain Offshore Wind contracts of $676 million. Further changes in our execution timelines or other adverse developments could result in further losses beyond the amounts that we currently estimate.

Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 9 for further information.

For further information on our significant accounting policies, please refer to the Information Statement.

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

The major components of assets and liabilities of the business held for sale in the Company’s Consolidated and Combined Statement of Financial Position are summarized as follows:

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE	September 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$603
Current receivables, inventories, and contract assets	—	551
Property, plant, and equipment and intangibles – net	—	237
Other assets	—	53
Assets of business held for sale	$—	$1,444

Contract liabilities and deferred income	$—	$1,001
Accounts payable and equipment project payables	—	177
Other liabilities	—	270
Liabilities of business held for sale	$—	$1,448
2024 3Q FORM 10-Q 25

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	September 30, 2024	December 31, 2023
Customer receivables	$5,965	$5,952
Non-income based tax receivables	946	1,048
Supplier advances and other receivables	811	924
Other receivables	$1,757	$1,972
Allowance for credit losses	(501)	(515)
Total current receivables – net	$7,221	$7,409

Activity in the allowance for credit losses related to current receivables for the nine months ended September 30, 2024 and 2023 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2024	2023
Balance as of January 1	$515	$674
Net additions (releases) charged to costs and expenses	34	5
Write-offs, net	(15)	(55)
Foreign exchange and other	(33)	2
Balance as of September 30	$501	$626

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $1,073 million and $1,132 million in the nine months ended September 30, 2024 and 2023, respectively. Within these programs, primarily related to our participation in customer-sponsored supply chain finance programs in Wind, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer, and cash is received at the original invoice due date. Included in the sales of customer receivables in the nine months ended September 30, 2023 was $82 million in our Gas Power business within our Power segment, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES	September 30, 2024	December 31, 2023
Long-term customer receivables	$260	$316
Supplier advances	276	243
Non-income based tax receivables	103	136
Other receivables	384	190
Allowance for credit losses	(168)	(184)
Total long-term receivables – net	$854	$701

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2024	December 31, 2023
Raw materials and work in process	$5,589	$4,685
Finished goods	2,677	2,514
Deferred inventory costs(a)	1,111	1,054
Inventories, including deferred inventory costs	$9,377	$8,253
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2024	December 31, 2023
Original cost	$12,440	$11,907
Less: Accumulated depreciation and amortization	(7,932)	(7,347)
Right-of-use operating lease assets	640	668
Property, plant, and equipment – net	$5,148	$5,228

Depreciation and amortization related to property, plant, and equipment was $336 million and $184 million in the three months ended and $715 million and $531 million in the nine months ended September 30, 2024 and 2023, respectively.

In the third quarter, we recognized a non-cash pre-tax impairment charge of $108 million related to property, plant, and equipment due to restructuring at our Hydro Power business, which is included in depreciation and amortization. This charge was recorded in Cost of sales in our Consolidated and Combined Statement of Income (Loss). See Note 23 for further information.

2024 3Q FORM 10-Q 26

NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, were $693 million and $718 million as of September 30, 2024 and December 31, 2023, respectively. Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $58 million and $79 million for three months ended and $193 million and $238 million for the nine months ended September 30, 2024 and 2023, respectively. Our finance lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, were $290 million and $311 million as of September 30, 2024 and December 31, 2023, respectively.

NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

Acquisitions. In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services.

GOODWILL	Power	Wind	Electrification	Total
Balance as of January 1, 2024	$308	$3,204	$925	$4,437
Currency exchange and other	4	2	—	7
Balance as of September 30, 2024	$312	$3,207	$925	$4,444

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the third quarter of 2024, we did not identify any reporting units that required an interim impairment test.

Intangible assets. All intangible assets are subject to amortization. Intangible assets decreased $173 million during the nine months ended September 30, 2024, primarily as a result of amortization. Amortization expense was $63 million and $58 million in the three months ended and $188 million and $181 million in the nine months ended September 30, 2024 and 2023, respectively.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME.
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.

Contract and other deferred assets increased $250 million in the nine months ended September 30, 2024 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased $1,860 million in the nine months ended September 30, 2024 primarily due to new collections received in excess of revenue recognition at Power and Electrification, partially offset by revenue recognition and the settlement of a previously cancelled contract at Wind of $402 million. Net contractual service agreements decreased primarily due to billings of $3,673 million and net unfavorable changes in estimated profitability of $135 million, partially offset by revenues recognized of $3,710 million.

Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $7,761 million and $6,911 million for the nine months ended September 30, 2024 and 2023, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
As of September 30, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,218	$—	$—	$5,218
Equipment and other service agreement assets	1,788	412	1,174	3,374
Current contract assets	$7,006	$412	$1,174	$8,592
Non-current contract and other deferred assets(a)	594	10	14	618
Total contract and other deferred assets	$7,600	$422	$1,188	$9,210

As of December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,201	$—	$—	$5,201
Equipment and other service agreement assets	1,679	392	1,067	3,138
Current contract assets	$6,880	$392	$1,067	$8,339
Non-current contract and other deferred assets(a)	602	14	5	621
Total contract and other deferred assets	$7,482	$406	$1,072	$8,960
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
As of September 30, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,914	$—	$—	$1,914
Equipment and other service agreement liabilities	7,134	4,067	3,500	14,700
Current deferred income	3	201	89	293
Contract liabilities and current deferred income	$9,051	$4,268	$3,589	$16,908
Non-current deferred income	35	144	21	199
Total contract liabilities and deferred income	$9,085	$4,412	$3,610	$17,107
2024 3Q FORM 10-Q 27

As of December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,810	$—	$—	$1,810
Equipment and other service agreement liabilities	5,732	4,819	2,352	12,903
Current deferred income	20	228	113	361
Contract liabilities and current deferred income	$7,562	$5,047	$2,465	$15,074
Non-current deferred income	48	90	35	173
Total contract liabilities and deferred income	$7,610	$5,137	$2,500	$15,247

Remaining Performance Obligation. As of September 30, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $117,746 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related remaining performance obligations of $42,069 million of which 46%, 70%, and 91% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related remaining performance obligations of $75,678 million of which 17%, 52%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.

Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include prepaid taxes and deferred charges, derivative instruments (see Note 20), and assets held for sale. All other current assets increased $198 million for the nine months ended September 30, 2024, primarily due to an increase in assets held for sale. All other assets primarily include pension surplus, long-term receivables (see Note 4), taxes receivable, and prepaid taxes and deferred charges. All other assets increased $530 million in the nine months ended September 30, 2024, primarily due to increases in long-term receivables and pension assets.

NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
			Three months ended September 30		Nine months ended September 30
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
Power	$1,006	$1,003	$(11)	$23	$29	$68
Wind	47	46	—	—	1	(3)
Electrification	848	788	36	24	78	61
Corporate(a)	475	1,718	(26)	(51)	(64)	(192)
Total	$2,376	$3,555	$(1)	$(4)	$44	$(66)
(a) In connection with the Spin-Off, GE retained renewable energy U.S. tax equity investments of $1,244 million in limited liability companies, which generate renewable energy tax credits, and any tax attributes from historical tax equity investing activity. Tax benefits related to these investments of $53 million were recognized during the three months ended March 31, 2024 and $44 million and $144 million were recognized during the three and nine months ended September 30, 2023, respectively, in Provision (benefit) for income taxes in the Consolidated and Combined Statement of Income (Loss). In connection with GE retaining the renewable energy U.S. tax equity investments, we recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees in Cost of equipment in the Consolidated and Combined Statement of Income (Loss) during the second quarter of 2024. See Note 23 for further information.

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	September 30, 2024	December 31, 2023
Trade payables	$5,396	$4,701
Supply chain finance programs	2,045	1,642
Equipment project payables	1,083	1,096
Non-income based tax payables	417	461
Accounts payable and equipment project payables	$8,942	$7,900

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $2,642 million and $3,787 million for the nine months ended September 30, 2024 and 2023, respectively.

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

2024 3Q FORM 10-Q 28

	2024			2023
Three months ended September 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$8	$1	$6	$8	$2
Interest cost	137	57	9	140	63	10
Expected return on plan assets	(186)	(84)	—	(189)	(89)	—
Amortization of net loss (gain)	(46)	8	(11)	(53)	1	(11)
Amortization of prior service cost (credit)	2	(2)	(15)	1	(2)	(15)
Curtailment/settlement gain	—	—	—	—	(2)	—
Non-operating benefit costs (income)	$(93)	$(21)	$(16)	$(100)	$(29)	$(16)
Net periodic expense (income)	$(87)	$(13)	$(15)	$(94)	$(21)	$(14)

	2024			2023
Nine months ended September 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$20	$24	$4	$19	$24	$5
Interest cost	411	170	28	421	187	31
Expected return on plan assets	(557)	(250)	—	(567)	(262)	—
Amortization of net loss (gain)	(138)	24	(32)	(158)	3	(34)
Amortization of prior service cost (credit)	5	(5)	(45)	3	(5)	(45)
Curtailment/settlement gain	—	(11)	—	—	(7)	—
Non-operating benefit costs (income)	$(279)	$(71)	$(49)	$(301)	$(84)	$(48)
Net periodic expense (income)	$(260)	$(47)	$(44)	$(282)	$(60)	$(43)

Defined Contribution Plan. Following the Spin-Off, GE Vernova now sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. Expenses associated with their participation in GE Vernova's plan beginning on April 2, 2024 and in GE's plan through April 1, 2024 and during 2023 represent the employer contributions for GE Vernova employees and were $29 million and $27 million for the three months ended and $110 million and $98 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 22), liabilities related to business disposition activities, and restructuring liabilities (see Note 23). All other current liabilities increased $973 million in the nine months ended September 30, 2024 primarily due to liabilities related to business disposition activities, equipment projects and other commercial liabilities as a result of incremental contract losses at Wind, and increases in employee compensation and benefit liabilities. All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties (see Note 22), legal liabilities (see Note 22), asset retirement obligations (see Note 22), operating lease liabilities (see Note 7), equipment projects and other commercial liabilities, and indemnifications in connection with the Spin-Off (see Note 22). All other liabilities increased $268 million in the nine months ended September 30, 2024, primarily due to an increase in indemnification liabilities.

NOTE 15. INCOME TAXES. The Company’s income tax provision through March 31, 2024 was prepared based on a separate return basis. Following the Spin-off, the Company's income tax provision is prepared on a stand-alone basis.

We recorded an income tax benefit on a pre-tax loss with an effective tax rate of 18.9% for the three months ended September 30, 2024. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a portion of the pre-tax loss providing no tax benefit in certain jurisdictions.

We recorded an income tax expense on pre-tax income with an effective tax rate of 22.4% for the nine months ended September 30, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.

We recorded an income tax expense on a pre-tax loss in the three and nine months ended September 30, 2023 due to taxes in profitable jurisdictions and losses providing no tax benefit in other jurisdictions.

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

2024 3Q FORM 10-Q 29

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of July 1, 2024	$(1,441)	$333	$77	$(1,031)
Transfer or allocation of benefit plans – net of taxes of $—, $—, and $—	—		—	—
AOCI before reclasses – net of taxes of $—, $4, and $—	99	(12)	(18)	69
Reclasses from AOCI – net of taxes of $—, $—, and $—	—	(66)	(2)	(68)
Less: AOCI attributable to noncontrolling interests	—	—	—	—
Balance as of September 30, 2024	$(1,342)	$254	$57	$(1,031)

Balance as of July 1, 2023	$(1,320)	$1,608	$(24)	$264
Transfer or allocation of benefit plans – net of taxes of $—, $1, and $—	—	5	—	5
AOCI before reclasses – net of taxes of $—, $(23), and $—	(48)	(18)	20	(46)
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(81)	19	(62)
Less: AOCI attributable to noncontrolling interests	1	—	—	1
Balance as of September 30, 2023	$(1,370)	$1,514	$15	$160

Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
Transfer or allocation of benefit plans – net of taxes of $—, $(207), and $—	—	(207)	—	(207)
AOCI before reclasses – net of taxes of $33, $14, and $— (a)	105	(4)	10	111
Reclasses from AOCI – net of taxes of $—, $(2), and $— (b)	(111)	(207)	20	(298)
Less: AOCI attributable to noncontrolling interests	—	1	—	2
Balance as of September 30, 2024	$(1,342)	$254	$57	$(1,031)

Balance as of January 1, 2023	$(1,445)	$32	$(43)	$(1,456)
Transfer or allocation of benefit plans – net of taxes of $—, $69, and $—	—	1,703	—	1,703
AOCI before reclasses – net of taxes of $6, $(43), and $—	55	15	28	99
Reclasses from AOCI – net of taxes of $—, $(2), and $—	18	(238)	30	(190)
Less: AOCI attributable to noncontrolling interests	(1)	(2)	—	(3)
Balance as of September 30, 2023	$(1,370)	$1,514	$15	$160
(a) Currency translation adjustment includes $39 million of accumulated other comprehensive income (loss) allocated to us in connection with the Spin-Off.
(b) The total reclassification of accumulated other comprehensive income (loss) included $111 million of currency translation adjustment related to the sale of a portion of Steam Power nuclear activities to EDF. See Notes 3 and 19 for further information.

Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On September 30, 2024, there were 275,627,753 shares of GE Vernova common stock outstanding.

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

The following tables provide the weighted average fair value of options, RSUs, and PSUs granted to employees during the nine months ended September 30, 2024 and the related stock option valuation assumptions used in the Black-Scholes model.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE

(In dollars)	September 30, 2024
Stock options	$69.56
RSUs	166.65
PSUs	160.85

2024 3Q FORM 10-Q 30

KEY ASSUMPTIONS USED IN THE BLACK-SCHOLES VALUATION FOR STOCK OPTIONS	September 30, 2024
Risk-free interest rate	4.3%
Dividend yield	—
Expected volatility	30%
Expected term (in years)	6.8
Strike price (in dollars)	$170.03

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

SHARE-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding at April 2, 2024(a)	2,514	$101.32			3,797	$59.34
Granted	1,450	170.03			659	166.65
Exercised	(967)	116.55			(1,182)	43.44
Forfeited	(13)	168.91			(115)	78.60
Expired	(53)	128.91			N/A	N/A
Outstanding at September 30, 2024	2,931	$129.48	6.6	$368	3,159	$87.64	1.4	$805
Exercisable at September 30, 2024	1,390	$92.28	3.3	$226	N/A	N/A	N/A	N/A
Expected to vest	1,147	$161.39	9.5	$107	2,895	$86.67	1.4	$738
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

Total outstanding PSUs as of September 30, 2024 were 1,080 thousand shares with a weighted average fair value of $120.33. The intrinsic value, and weighted average vesting period of PSUs outstanding were $275 million and 1.8 years, respectively.

Share-based compensation expense is recognized within Cost of equipment, Cost of services, Selling, general, and administrative expenses, and Research and development expenses, as appropriate, in the Consolidated and Combined Statement of Income (Loss). Pre-tax share based compensation expense since the Spin-Off for the nine months ended September 30, 2024 was $104 million.

OTHER SHARE-BASED COMPENSATION DATA	September 30, 2024
Unrecognized compensation expense as of September 30, 2024(a)	$291
Cash received from stock options exercised for the nine months ended September 30, 2024(b)	111
Intrinsic value of stock options exercised and RSU/PSUs vested in the nine months ended September 30, 2024(b)	349
(a) Amortized over a weighted average period of 1.2 years.
(b) Represents data after the Spin-Off as employees participated in GE equity-based awards prior to separation.

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
2024 3Q FORM 10-Q 31

	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$(99)	$(185)	$1,075	$(680)
Net loss (income) attributable to noncontrolling interests	3	15	(7)	45
Net income (loss) attributable to GE Vernova	$(96)	$(170)	$1,068	$(635)

Denominator:
Basic weighted-average shares outstanding	275	274	274	274
Dilutive effect of common stock equivalents	—	—	3	—
Diluted weighted-average shares outstanding	275	274	277	274

Basic earnings (loss) per share	$(0.35)	$(0.62)	$3.90	$(2.32)
Diluted earnings (loss) per share	$(0.35)	$(0.62)	$3.85	$(2.32)
Antidilutive securities(a)	6	—	1	—

(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.

NOTE 19. OTHER INCOME (EXPENSE) – NET

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Equity method investment income (loss) (Note 11)	$(1)	$(4)	$44	$(66)
Net interest and investment income (loss)	21	23	48	48
Purchases and sales of business interests(a)	7	115	859	210
Derivative instruments (Note 20)	7	21	(6)	(5)
Licensing income	20	17	34	88
Other – net	17	7	48	32
Total other income (expense) – net	$71	$179	$1,025	$307
(a)Included a pre-tax gain of $853 million related to the sale of a portion of Steam Power nuclear activities to EDF in the nine months ended September 30, 2024. See Notes 3, 15, and 16 for further information.

NOTE 20. FINANCIAL INSTRUMENTS

Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and non-current customer and other receivables. The net carrying amount was $265 million and $328 million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value was $265 million and $324 million as of September 30, 2024 and December 31, 2023, respectively. All of these assets are considered to be Level 3.

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

We use foreign currency contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets, and liabilities. These contracts are generally one to ten months in duration but with maximum remaining maturities of up to 15 years as of September 30, 2024.

Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $57 million gain as of September 30, 2024, of which a net gain of $35 million related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $61 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $2 million and $(19) million for the three months ended and $(20) million and $(30) million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the maximum length of time over which we are hedging forecasted transactions was approximately 11 years.

Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non USD-functional subsidiaries and equity method investees. The total amount in AOCI related to net investment hedges was a net gain of $29 million as of September 30, 2024.

2024 3Q FORM 10-Q 32

The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:

GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

As of September 30, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,813	$48	$141	$40	$72
Foreign currency exchange contracts	38,401	362	126	343	147
Commodity and other contracts	448	20	19	5	1
Derivatives not accounted for as hedges	$38,849	$382	$145	$348	$148
Total gross derivatives	$44,662	$430	$285	$388	$220
Netting adjustment(a)		$(279)	$(138)	$(277)	$(138)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$151	$147	$111	$82

As of December 31, 2023
Foreign currency exchange contracts accounted for as hedges	$5,035	$39	$91	$28	$41
Foreign currency exchange contracts	33,832	361	169	364	142
Commodity and other contracts	476	10	8	16	1
Derivatives not accounted for as hedges	$34,308	$371	$177	$380	$143
Total gross derivatives	$39,343	$410	$268	$408	$184
Netting adjustment(a)		$(334)	$(150)	$(334)	$(150)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$76	$118	$74	$34
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

PRE-TAX GAINS (LOSSES) RECOGNIZED IN OCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Cash flow hedges	$(17)	$14	$19	$24
Net investment hedges	(6)	(3)	(2)	(6)

The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

Three months ended September 30, 2024	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,913	$7,804	$1,226	$71
Foreign currency exchange contracts	2	—	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$2	$—	$—	$—
Foreign currency exchange contracts	6	(16)	(48)	6
Commodity and other contracts	—	(1)	(6)	—
Effect of derivatives not designated as hedges	$6	$(17)	$(55)	$6

Three months ended September 30, 2023	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,253	$7,201	$1,135	$179
Foreign currency exchange contracts	(19)	—	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(19)	$—	$—	$—
Foreign currency exchange contracts	—	32	31	21
Commodity and other contracts	—	5	—	—
Effect of derivatives not designated as hedges	$—	$37	$31	$21
2024 3Q FORM 10-Q 33

Nine months ended September 30, 2024	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$24,376	$20,415	$3,366	$1,025
Foreign currency exchange contracts	(5)	14	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(5)	$14	$—	$—
Foreign currency exchange contracts	—	1	(92)	(7)
Commodity and other contracts	—	(7)	(21)	—
Effect of derivatives not designated as hedges	$—	$(6)	$(113)	$(7)

Nine months ended September 30, 2023	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$23,194	$20,078	$3,593	$307
Foreign currency exchange contracts	(25)	3	—	—
Interest rate contracts	—	—	—	(2)
Effects of cash flow hedges	$(25)	$3	$—	$(2)
Foreign currency exchange contracts	—	113	—	(5)
Commodity and other contracts	—	30	—	1
Effect of derivatives not designated as hedges	$—	$143	$—	$(4)

The amount excluded for cash flow hedges was a gain (loss) of $1 million and $1 million for the three months ended and $12 million and $(8) million for the nine months ended September 30, 2024 and 2023, respectively. This amount is recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our Consolidated and Combined Statement of Income (Loss).

NOTE 21. VARIABLE INTEREST ENTITIES. In our Consolidated and Combined Statement of Financial Position, we have assets of $70 million and $122 million and liabilities of $127 million and $156 million as of September 30, 2024 and December 31, 2023, respectively, from consolidated variable interest entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and to manage our insurance exposure through an insurance captive, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $115 million and $1,323 million as of September 30, 2024 and December 31, 2023, respectively. Of these investments, $59 million and $1,272 million as of September 30, 2024 and December 31, 2023, respectively, were owned by our Financial Services business. At December 31, 2023, these investments were substantially all related to renewable energy U.S. tax equity investments that were subsequently retained by GE in connection with the Spin-Off. See Note 11 for further information. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES

Commitments. We had total investment commitments of $71 million and unfunded lending commitments of $108 million at September 30, 2024. The commitments primarily consist of obligations to make investments or provide funding by our Financial Services and Gas Power businesses. See Note 21 for further information.

Guarantees. As of September 30, 2024, we were committed under the following guarantee arrangements:

Credit support. We have provided $654 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $6 million. In addition, prior to the Spin-Off, GE provided parent company guarantees to GE Vernova in certain jurisdictions. See Note 24 for further information.

Indemnification agreements. We have $755 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $555 million. The liability is primarily associated with cash and deposits, of which $325 million relates to cash transferred to the Company from GE as part of the Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $151 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the Tax Matters Agreement.

Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,342 million and $1,414 million as of September 30, 2024 and December 31, 2023, respectively.

2024 3Q FORM 10-Q 34

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

Alstom Legacy Legal Matters. In November 2015, we acquired the power and grid businesses of Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. The estimated liability balance was $327 million and $393 million at September 30, 2024 and December 31, 2023, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the estimated liability established. The estimation of this liability may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this estimated liability. Factors that can affect the ultimate amount of losses associated with these and related matters include formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

In June 2024, we executed a settlement agreement with the Government of the Kingdom of Saudi Arabia, represented by The Ministry of Energy (MOE) in connection with certain Alstom steam power construction projects with Saudi Electric Company (SE) won between 1998 and 2008. In November 2015, prior to its acquisition by GE, Alstom had paid a fine and pled guilty to charges brought by the U.S. Department of Justice under the U.S. Foreign Corrupt Practices Act, including in relation to conduct related to two of these SE steam power projects. In December 2015, following the acquisition of Alstom by GE, SE contacted GE seeking recompense for alleged reputational damage and in December 2021, the Saudi Arabia National Anti-Corruption Commission became involved and initiated an investigation. The settlement of approximately $267 million consists of $141 million in cash payments to the MOE and the remainder as a credit note to SE, and releases GE Vernova, GE and their respective affiliates from civil and criminal liabilities related to this matter after the settlement obligations are met. Approximately $62 million of the cash settlement was paid in the second quarter and the remainder will be payable through September 2026.

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

It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $138 million and $127 million as of September 30, 2024 and December 31, 2023, respectively.

We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $622 million and $581 million as of September 30, 2024 and December 31, 2023, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts, $544 million and $519 million were related to nuclear decommissioning obligations. Changes in the liability balance due to settlement, accretion, and revisions in fair value were not material for the nine months ended September 30, 2024.

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

2024 3Q FORM 10-Q 35

RESTRUCTURING AND OTHER CHARGES	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Workforce reductions	$48	$46	$159	$151
Plant closures and associated costs and other asset write-downs	160	40	251	124
Acquisition/disposition net charges and other	(1)	19	7	41
Total restructuring and other charges	$207	$105	$417	$316

Cost of equipment and services	$148	$49	$268	$107
Selling, general, and administrative expenses	59	56	149	209
Total restructuring and other charges	$207	$105	$417	$316

Power	$192	$42	$289	$84
Wind	15	44	117	165
Electrification	—	13	17	48
Other	—	6	(6)	19
Total restructuring and other charges(a)	$207	$105	$417	$316
(a) Includes $144 million and $64 million for the three months ended and $237 million and $170 million for the nine months ended September 30, 2024 and 2023, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.

Liabilities associated with restructuring activities were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.

RESTRUCTURING LIABILITIES	2024	2023
Balance as of January 1	$276	$283
Additions	180	146
Payments	(198)	(167)
Foreign exchange and other	108	5
Balance as of September 30	$366	$267

In addition to the continued impacts of ongoing initiatives, restructuring primarily included exit activities associated with previously announced plans across our Wind businesses, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants. The estimated cost of this multi-year restructuring program was approximately $600 million, with the majority recognized in 2023. This plan was expanded during the third quarter of 2023 to include the consolidation of the global footprint and related resources at our Power businesses to better serve our customers. In the third quarter of 2024, in order to transform and optimize our global footprint, we announced the restructuring of our Hydro Power business, as a result we recognized $146 million of charges, which primarily relates to a non-cash pre-tax impairment charge of property, plant and equipment. See Note 6 for further information.

Separation Costs. In connection with the Spin-Off, the Company recognized separation costs (benefits) of $27 million and $(64) million for the three months and nine months ended September 30, 2024, respectively, in our Consolidated and Combined Statement of Income (Loss). Separation costs (benefits) include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative costs. In addition, in connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a $136 million benefit in the second quarter related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment. See Note 11 for further information.

NOTE 24. RELATED PARTIES

Aero Alliance. Aero Alliance is our joint venture with Baker Hughes Company that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were $131 million and $108 million for the three months ended and $494 million and $382 million for the nine months ended September 30, 2024 and 2023, respectively. The Company owed Aero Alliance $58 million and $34 million as of September 30, 2024 and December 31, 2023, respectively. These amounts have been recorded in Due to related parties on the Consolidated and Combined Statement of Financial Position.

Financial Services Investments. Our Financial Services business invests in project infrastructure entities where we do not hold a controlling financial interest. These entities generally purchase equipment from our Wind and Power segments, and we have recognized revenues of $34 million for the three months ended September 30, 2023 and $4 million and $176 million for the nine months ended September 30, 2024 and 2023, respectively, for sales to these entities. Revenues for sales to these entities for the three months ended September 30, 2024 were not significant as GE retained the renewable energy U.S. tax equity investments. See Note 11 for further information.

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

2024 3Q FORM 10-Q 36

a.Centralized services such as public relations, investor relations, treasury and cash management, executive management, security, government relations, community outreach, and corporate internal audit services were charged to the Company on a pro rata basis of GE’s estimates of each business’s usage at the beginning of the fiscal year and were recorded in Selling, general, and administrative expenses. Costs of $14 million and $52 million for the three and nine months ended September 30, 2023, respectively, were recorded in the Consolidated and Combined Statement of Income (Loss). Costs allocated to the Company for the three months ended March 31, 2024 were not significant as GE Vernova had established standalone capabilities for such services.
b.Information technology, finance, insurance, research, supply chain, human resources, tax, and facilities activities were charged to the Company based on headcount, revenue, or other allocation methodologies. Costs for these services of $175 million and $539 million were charged to the Company for the three and nine months ended September 30, 2023, respectively. Costs for these services of $100 million were charged to the Company for the three months ended March 31, 2024. Such costs are primarily included in Selling, general, and administrative expenses and Research and development expenses in the Consolidated and Combined Statement of Income (Loss).
c.Costs associated with employee medical insurance totaling $33 million and $92 million were charged for the three and nine months ended September 30, 2023, respectively. Costs associated with employee medical insurance totaling $30 million were charged to the Company for the three months ended March 31, 2024. Costs were charged to the Company based on employee headcount and are recorded in Cost of equipment, Cost of services, Selling, general, and administrative expenses, or Research and development expenses in the Consolidated and Combined Statement of Income (Loss) based on the employee population.

Additionally, GE granted various employee benefits to its employees, including prior to the Spin-Off to those of the Company, under the GE Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense associated with this plan was $29 million and $88 million for the three and nine months ended September 30, 2023, respectively. Compensation expense associated with this plan was $34 million for the three months ended March 31, 2024. Such expense is included primarily in Selling, general, and administrative expenses in the Consolidated and Combined Statement of Income (Loss). These costs were charged directly to the Company based on the specific employees receiving awards.

Finally, while GE’s third-party debt had not been attributed to the Company, GE allocated a portion of interest expense related to its third-party debt for funding provided by GE to the Company for certain investments held by Financial Services. The interest was allocated based on the GE-funded ending net investment position each reporting period. Interest allocated was $9 million and $28 million for the three and nine months ended September 30, 2023, respectively. Interest allocated was $7 million for the three months ended March 31, 2024. Such expense is included in Interest and other financial charges – net in the Consolidated and Combined Statement of Income (Loss).

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

Transfer of Tax Credits to GE. Under the Inflation Reduction Act of 2022, which went into effect in 2023, we generate advanced manufacturing credits in our Wind business. These credits are transferable and are not reliant on a tax liability to be realized. We recognized advance manufacturing credits of $91 million and $82 million for the three months ended and $165 million and $174 million for the nine months ended September 30, 2024 and 2023, respectively. During the first quarter of 2024, we received cash of $249 million from GE for credits generated since the credits became available in 2023.

NOTE 25. SEGMENT INFORMATION. The following table disaggregates total revenues to external customers for sales of equipment and sales of services by segment:

	2024			2023
Three months ended September 30	Equipment	Services	Total	Equipment	Services	Total
Power	$1,378	$2,773	$4,151	$1,276	$2,593	$3,870
Wind	2,488	391	2,880	2,523	359	2,882
Electrification	1,419	457	1,876	1,066	430	1,496
Other	4	2	6	4	1	4
Total revenues	$5,290	$3,623	$8,913	$4,869	$3,383	$8,253

	2024			2023
Nine months ended September 30	Equipment	Services	Total	Equipment	Services	Total
Power	$3,847	$8,725	$12,571	$3,574	$8,170	$11,744
Wind	5,375	1,191	6,566	6,180	1,050	7,230
Electrification	3,868	1,335	5,203	2,985	1,226	4,212
Other	10	25	35	8	1	9
Total revenues	$13,101	$11,276	$24,376	$12,746	$10,448	$23,194
2024 3Q FORM 10-Q 37

Intersegment sales were $120 million and $106 million for the three months ended and $317 million and $311 million for the nine months ended September 30, 2024 and 2023, respectively. Intersegment revenues are recognized on the same basis of accounting as such revenue is recognized on a consolidated and combined basis.

TOTAL SEGMENT REVENUES BY BUSINESS UNIT	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Gas Power	$3,466	$2,944	$9,966	$8,877
Nuclear Power	167	158	618	591
Hydro Power	181	220	544	617
Steam Power	393	571	1,569	1,760
Power	$4,206	$3,893	$12,696	$11,845

Onshore Wind	$2,355	$2,281	$4,974	$5,878
Offshore Wind	388	455	1,183	989
LM Wind Power	148	151	436	372
Wind	$2,891	$2,887	$6,592	$7,239

Grid Solutions	$1,270	$979	$3,521	$2,780
Power Conversion	310	286	858	686
Electrification Software	218	204	646	635
Solar & Storage Solutions	130	108	344	311
Electrification	$1,928	$1,576	$5,369	$4,412

Total segment revenues	$9,025	$8,356	$24,657	$23,496

SEGMENT EBITDA	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Power	$499	$280	$1,457	$923
Wind	(317)	(225)	(607)	(744)
Electrification	201	65	396	66
	$383	$119	$1,247	$244
Corporate and other(a)	(140)	85	(290)	(21)
Restructuring and other charges(b)	(209)	(105)	(419)	(308)
Purchases and sales of business interests(c)	—	6	842	92
Russia and Ukraine charges(d)	—	—	—	(95)
Separation (costs) benefits(e)	(27)	—	64	—
Arbitration refund(f)	—	—	254	—
Non-operating benefit income	130	134	399	415
Depreciation and amortization(g)	(289)	(206)	(734)	(628)
Interest and other financial charges – net(h)	35	(11)	93	(27)
Benefit (provision) for income taxes	17	(208)	(380)	(353)
Net income (loss)	$(99)	$(185)	$1,075	$(680)
(a) Includes interest expense (income) of $(1) million and $11 million and benefit for income taxes of $6 million and $39 million for the three months ended September 30, 2024 and 2023, respectively, as well as interest expense of $11 million and $36 million and benefit for income taxes of $70 million and $131 million for the nine months ended September 30, 2024 and 2023, respectively, related to the Financial Services business which, because of the nature of its investments, is managed on an after-tax basis due to its strategic investments in renewable energy tax equity investments.
(b) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(c) Consists of gains and losses resulting from the purchases and sales of business interests and assets.
(d) Related to recoverability of asset charges recorded in connection with the ongoing conflict between Russia and Ukraine and resulting sanctions primarily related to our Power business.
(e)    Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments at the time of Spin-Off in the second quarter.
(f) Represents cash refund received in connection with an arbitration proceeding, constituting the payments previously made to the Fund, and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net in the second quarter.
(g) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense).
(h) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.

2024 3Q FORM 10-Q 38

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
Exhibit 10.1. GE Vernova Inc. Executive Change in Control Severance Benefits Policy (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024, File No. 001-41966).*

Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith).
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith).
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350 (filed herewith).
Exhibit 101. The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statement of Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (ii) Consolidated and Combined Statement of Financial Position at September 30, 2024 and December 31, 2023, (iii) Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Consolidated and Combined Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (v) Consolidated and Combined Statement of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated and Combined Financial Statements.

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
* Management contract or compensatory plan or arrangement.

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	18-38
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13, 32
Item 4.	Controls and Procedures	16
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	17, 35
Item 1A.	Risk Factors	(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Mine Safety Disclosures	None
Item 5.	Other Information	(b)
Item 6.	Exhibits	39
Signatures		40
(a) For a discussion of our risk factors, refer to "Risk Factors" included in the Information Statement dated March 8, 2024, which was attached as Exhibit 99.1 to a Current Report on Form 8-K furnished with the Securities and Exchange Commission on March 8, 2024.
(b) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

2024 3Q FORM 10-Q 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 23, 2024	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2024 3Q FORM 10-Q 40