Form 10-K
period 2024-12-31
GE Vernova Inc.
filed 2025-02-06
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(Registrant’s telephone number, including area code) (617) 674-7555
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GEV	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and
"emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was approximately $47.1 billion. There were 275,900,754 shares of common stock with a par value of $0.01 outstanding at January 15, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant's 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation
14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this
Annual Report on Form 10-K to the extent described therein.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
Part I			4
Item 1. Business			4
Item 1A. Risk Factors			10
Item 1B. Unresolved Staff Comments			31
Item 1C. Cybersecurity			31
Item 2. Properties			32
Item 3. Legal Proceedings			33
Item 4. Mine Safety Disclosures			33
Part II			34
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities			34
Item 6. [Reserved]			34
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations			34
Item 7A. Quantitative and Qualitative Disclosures About Market Risk			47
Item 8. Financial Statements and Supplementary Data			49
Auditor's Report			49
Consolidated and Combined Statement of Income (Loss)			51
Consolidated and Combined Statement of Financial Position			52
Consolidated and Combined Statement of Cash Flows			53
Consolidated and Combined Statement of Comprehensive Income (Loss)			54
Consolidated and Combined Statement of Changes in Equity			55
Note	1	Organization and Basis of Presentation	56
Note	2	Summary of Significant Accounting Policies	57
Note	3	Dispositions and Businesses Held for Sale	61
Note	4	Current and Long-Term Receivables	62
Note	5	Inventories, Including Deferred Inventory Costs	62
Note	6	Property, Plant, and Equipment	63
Note	7	Leases	63
Note	8	Acquisitions, Goodwill, and Other Intangible Assets	64
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	64
Note	10	Current and All Other Assets	65
Note	11	Equity Method Investments	66
Note	12	Accounts Payable and Equipment Project Payables	67
Note	13	Postretirement Benefit Plans	67
Note	14	Current and All Other Liabilities	72
Note	15	Income Taxes	72
Note	16	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	75
Note	17	Share-Based Compensation	76
Note	18	Earnings Per Share Information	77
Note	19	Other Income (Expense) – Net	77
Note	20	Financial Instruments	77
Note	21	Variable Interest Entities (VIEs)	80
Note	22	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	80
Note	23	Restructuring Charges and Separation Costs	81
Note	24	Related Parties	82
Note	25	Segment and Geographical Information	83
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure			86
Item 9A. Controls and Procedures			86
Item 9B. Other Information			86
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections			86
Part III			87
Item 10. Directors, Executive Officers, and Corporate Governance			87
Item 11. Executive Compensation			87
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters			87
Item 13. Certain Relationships and Related Transactions and Director Independence			87
Item 14. Principal Accountant Fees and Services			87
Part IV			88
Item 15. Exhibits and Financial Statement Schedules			88
Item 16. Form 10-K Summary			89
Signatures			90
2024 FORM 10-K 3
FORWARD-LOOKING STATEMENTS. This annual report contains forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “guidance”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may”, and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about the benefits GE Vernova Inc. (the
Company, GE Vernova, our, we, or us) expects from our lean operating model; our expectations regarding the energy transition; the demand for our products and services; our expectations of future increased business, revenues, and operating results; our ability to innovate and anticipate and address customer demands; our ability to increase production capacity, efficiencies, and quality; our underwriting and risk management; the experiences we believe we are gaining across our Haliade-X backlog related to installation timelines and related remediation plans; benefits we expect to receive from the Inflation Reduction Act of 2022 (IRA); current and future customer orders and projects; our actual and planned investments, including in research and development, capital expenditures, joint ventures and other collaborations with third parties; our ability to meet our sustainability goals and targets; levels of global infrastructure spending; government policies that further or limit the global energy transition; our expected cash generation; our capital allocation framework, including share repurchases and dividends; our restructuring programs and strategies to reduce operational costs; our ability to novate or assign credit support provided by General Electric Company; disputes, litigation, arbitration, and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties, and other factors, which could cause our actual results, performance, or achievements to differ materially from current expectations. Some of the risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied by forward-looking statements include the following:
•Our ability to successfully execute our lean operating model;
•Our ability to innovate and successfully identify and meet customer demands and needs;
•Our ability to successfully compete;
•Significant disruptions in our supply chain, including the high cost or unavailability of raw materials, components, and products essential to our business;
•Significant disruptions to our manufacturing and production facilities and distribution networks;
•Changes in government policies and priorities that reduce funding and demand for energy equipment and services;
•Shifts in demand, market expectations, and other dynamics related to energy, electrification, decarbonization, and sustainability;
•Global economic trends, competition, and geopolitical risks, including conflicts, trade policies, and other constraints on economic activity;
•Product quality issues or product or safety failures related to our complex and specialized products, solutions, and services;
•Our ability to obtain required permits, licenses, and registrations;
•Our ability to attract and retain highly qualified personnel;
•Our ability to develop, deploy, and protect our intellectual property rights;
•Our capital allocation plans, including the timing and amount of any dividends, share repurchases, acquisitions, organic investments, and other priorities;
•Our ability to successfully identify, complete, integrate, and obtain benefits from any acquisitions, joint ventures and other investments;
•The price, availability, and trading volumes of our common stock;
•Downgrades of our credit ratings or ratings outlooks;
•The amount and timing of our cash flows and earnings;
•Our ability to meet our sustainability goals;
•The impact from cybersecurity or data security incidents;
•Changes in law, regulation, or policy that may affect our businesses and projects, or impose additional costs;
•Natural disasters, weather conditions and events, public health events, or other emergencies;
•Tax law and policy changes;
•Adverse outcomes in legal, regulatory, and administrative proceedings, actions, and disputes; and
•Other changes in macroeconomic and market conditions and volatility.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements, and these and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. "Risk
Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as may be updated from time to time in our Securities and Exchange Commission (SEC) filings and as posted on our website at www.gevernova.com/investors/fls.
We do not undertake any obligation to update or revise our forward-looking statements except as may be required by law or regulation.
2024 FORM 10-K 4
PART I
ITEM 1. BUSINESS.
INTRODUCTION. GE Vernova Inc. (the Company, GE Vernova, our, we, or us) is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable, secure, and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We are a purpose-built company, positioned with a unique scope and scale of solutions to help accelerate the energy transition, while servicing and growing our installed base and strengthening our own profitability and stockholder returns. We have a strong history of innovation, which is a key strength enabling us to meet our customers’
needs.
The breadth of our portfolio also enables us to provide an extensive range of technologies and integrated solutions to help advance our customers’ energy and sustainability goals. Our installed base generates approximately 25% of the world’s electricity. We build, modernize, and service power systems to help our customers electrify their operations and economies, meet power demand growth, improve system reliability and resiliency, and navigate the energy transition through limiting and reducing emissions. The portfolio of equipment and services that we deliver is diversified across technology types and is adaptable based on electric power market conditions and demand.
GE Vernova Inc. is a Delaware corporation with corporate headquarters in Cambridge, Massachusetts. On April 2, 2024, General Electric
Company (GE), which now operates as GE Aerospace, completed the previously announced spin-off (the Spin-Off) of GE Vernova. In connection with the Spin-Off, GE distributed all of the shares of our common stock to its stockholders and we became an independent company. See Note 1 in the Notes to the consolidated and combined financial statements for further information regarding the Spin-Off.
COMPANY STRATEGY. GE Vernova is positioned as an industry leader to fulfill the growing demand for electrical power, while driving the energy transition forward. Our focus is on supplying our customers with products and services necessary to deliver reliable, affordable, and sustainable electricity. We expect significant growth in demand for the offerings we provide to the electric power industry.
Our company strategy is focused on:
•Delivering on global sustainability, by developing, providing, and servicing technologies that enable electrification and decarbonization.
•Maintaining and enhancing strong relationships with many of the leading and largest utilities, developers, governments, and electricity users.
•Servicing the existing installed base and delivering new technologies and processes, which improve customer outcomes while driving increased profitability and cash flow.
•Improving margins and lowering risk through better underwriting.
•Streamlining our product portfolio to focus on core workhorse products, which will improve both cost and quality going forward.
•Using Lean to improve our cost structure and productivity levels across our business and corporate functions.
•Innovating and investing, along with third parties, in new offerings and technologies that will help customers electrify and decarbonize the world.
•Allocating capital as a whole and within our various businesses – focused on generating cash flow to enable attractive stockholder returns, with a commitment to return at least 1/3 of our free cash flow* to our stockholders.
SUSTAINABILITY. As a company whose technology base helps generate approximately 25% of the world’s electricity, our integration of sustainability into our core business strategy and culture reflects our strategic imperative to electrify and decarbonize the world and to play a crucial role in the energy transition. Our sustainability framework is guided by our commitment to help the energy sector address the energy trilemma of reliability, affordability, and sustainability.
To operationalize this commitment, we have built the sustainability governance framework of “the Control Room.” The Control Room is led by our Chief Sustainability Officer, who supervises a cross-functional, global team, and chairs our Sustainability Council. Further, we have a
Safety and Sustainability Committee of the Board of Directors, which guides and oversees our sustainability goals, impacts, risks, and efforts. Our operational efforts are aligned with our business strategy, the priorities of our stakeholders, our commitments, and our aim to deliver innovative technologies to create a more sustainable electric power system.
The four pillars of our sustainability framework: Electrify, Decarbonize, Conserve, and Thrive:
•Electrify: Catalyze access to more secure, sustainable, reliable, and affordable electricity, while helping to drive global economic development. We seek to add power generation and grid capacity to strengthen current electricity infrastructure and provide critical redundancy, support electrification in underserved regions, and encourage economic development.
•Decarbonize: Invent, deploy, and service technology to help decarbonize and electrify the world. We seek to advance both the near-term impact by improving the trajectory on carbon intensity and the long-term impact by deploying products that are increasingly capable of lower carbon emissions once supporting infrastructure is deployed at scale.
•Conserve: Innovate more while using less. We are working to reduce both our direct and indirect greenhouse gas emissions and have set a goal to achieve carbon neutrality for our Scope 1 and Scope 2 emissions by 2030. We also support the transition to a more circular economy and recognize the importance of critical raw materials and nature in our mission. We are working to track 90% of our top products as part of our circularity framework by 2030, including principles such as eco-design.
•Thrive: Advance safe, responsible, and inclusive working conditions in our operations and across our value chain. We are committed to prioritizing safety, building and fostering an inclusive workplace globally and in the communities in which we operate, promoting a culture of compliance and ethics, and advancing human rights across our supply chain.
*Non-GAAP Financial Measure
2024 FORM 10-K 5
The global shift towards a variety of energy sources, evolving and increased environmental regulations and requirements, and climate change effects, present both challenges and opportunities that may impact our business. See Item 1A. "Risk Factors" for further information about these risks.
COMPETITION. We believe GE Vernova's businesses' ability to supply the electric power industry with a broad array of advanced technologies for an intelligent, sustainable power system that help customers accelerate the energy transition is a key differentiator among various of our competitors. Due to increasing demand exceeding available capacity for products and services that supply the electrical power industry, we face growing competition from emerging threats. The continuing ability to reduce cycle times and ensure available capacity is expected to allow us to remain competitive as demand for our products and services grows significantly. In addition, continued
investment in our products and services and emerging technologies is necessary for us to successfully compete and deliver economic value and performance to our customers through efficiency, reliability, and affordability.
Our businesses operate in highly competitive markets. We compete based on product performance, quality, branding, service and/or price across the industries and geographies served. Various companies compete with us across single or multiple products and services.
Key Power segment competitors include Siemens Energy, Mitsubishi Power, Westinghouse, Framatome, and Rolls-Royce.
Key Wind segment competitors include Vestas, Siemens-Gamesa, and Nordex.
Key Electrification segment competitors include Hitachi Energy, Siemens Energy, Siemens, Schneider Electric, Mitsubishi Electric, and
ABB.
SEGMENTS. We report three business segments that are aligned with the nature of equipment and services they provide, specifically
Power, Wind, and Electrification.
Power. Our Power segment serves power generation, industrial, government, and other customers worldwide with products and services related to energy production. Our products and technologies harness resources such as natural gas, oil, diesel, water, and nuclear to produce electric power and include gas and steam turbines, full balance of plant, upgrade, and service solutions.
Gas Power - offers a wide spectrum of heavy-duty and aeroderivative gas turbines for utilities, independent power producers, and numerous industrial applications, ranging from small, mobile power to utility scale power plants. Gas Power also delivers maintenance and service solutions across total plant assets and over their operational lifecycle.
Nuclear Power - provides nuclear technology solutions for boiling water reactors including reactor design, reactor fuel and support services, and the design and development of small modular reactors through joint ventures with Hitachi, Ltd.
Hydro Power - provides a portfolio of solutions and services for hydropower generation for both large hydropower plants and small hydropower solutions.
Steam Power - offers a comprehensive range of steam turbine technologies and services primarily for nuclear power plants in North
America and coal-fired power plants, helping our customers deliver reliable energy, and supporting coal-fired plant customers transitioning to a lower-carbon future.
We believe that gas power plays an essential role in the energy transition, serving as a fundamental source of reliable and dispatchable power. Despite evolving market factors related to the energy transition, such as increased renewable energy penetration and new climate change-related legislation and policies, we anticipate the gas power industry will grow over the next decade. We expect gas power generation to increase at low-single digit rates, playing a critical role supporting load growth, maintaining grid stability, and energy security.
During the year ended December 31, 2024, GE Vernova's gas turbine installed base utilization was flat compared to the same period last year. Growth in Asia from fewer outages and more HA units commissioned and higher utilization in the United States (U.S.) were offset by
Europe where increased nuclear, hydro, and renewable energy drove lower gas operations in the year. Global electricity demand increased by low-single digits.
As of December 31, 2024, our fundamentals remained strong with approximately $73.4 billion in remaining performance obligations (RPO)
and a gas turbine installed base of approximately 7,000 units with approximately 1,700 units under long-term service agreements and an average remaining contract life of approximately 10 years. As of December 31, 2024, we had 32 HA-Turbines in RPO, 30 being installed and commissioned, and 115 HA-Turbines in our installed base with approximately 2.9 million operating hours.
We maintain a strong focus on our underwriting discipline and risk management to secure deals that meet our financial hurdles and ensure we deliver confidently for our customers. Operating in emerging markets presents uncertainties in deal closures due to financing and other complexities. Given the long-cycle nature of our business and the ongoing challenges from inflationary pressures, our Power segment has proactively implemented lean initiatives to sustain cost productivity, collaborated closely with suppliers, and adjusted product and service pricing in line with market demand, inflation, and industry dynamics.
We continue to invest in new product development. In Nuclear Power, we have an agreement with a customer for the deployment of small modular nuclear reactor (SMR) technology, making it the first commercial contract of its kind in North America. SMRs have the potential to reduce nuclear power plant costs and cycle times through their standardized and modularized design. In Gas Power, we are committed to long-term investments to meet our growing demand from our customers by enhancing production capacity at existing factories to address the increasing need for both equipment and services. We continue to invest in technologies and decarbonization pathways to deliver lower carbon-emitting and more reliable power. In the fourth quarter, we secured an agreement in the United Kingdom for one of the world's first commercial-scale gas-fired power stations with carbon capture, aiming to capture up to 2 million tons of CO2 annually and contributing to the United Kingdom's net-zero goals. We are committed to advancing decarbonization technologies that we believe will provide our customers with options for more renewable and more dependable energy.
2024 FORM 10-K 6
Wind. Our Wind segment includes our wind generation technologies, inclusive of onshore and offshore wind turbines and blades. In our
Wind segment, we engineer, manufacture, and commercialize wind turbines, an important technology playing a role in the energy transition as we seek to decarbonize the world's energy sector.
Onshore Wind - delivers wind turbines, technology, and services for the onshore wind power industry by focusing on work-horse products in select geographies, while continuing to innovate the technology to create wind turbines suitable for various markets and environmental conditions. Our workhorse products include our 2.8-127m, 3.6-154m, and 6.1-158m onshore units. Wind services assist customers in improving cost, capacity, and performance of their assets over the lifetime of their fleets, utilizing digital infrastructure to monitor, predict, and optimize wind farm energy performance.
Offshore Wind - provides offshore wind power technologies and wind farm development for the offshore wind power sector. Our workhorse product in the offshore market is our Haliade-X 220m offshore unit.
LM Wind Power - designs, produces, and tests wind turbine blades.
As we focus on providing carbon-free electricity reliably and at scale, we have simplified our segment management structure and portfolio of product offerings, focusing on fewer and more reliable workhorse products. Our workhorse products account for approximately 70% of our equipment RPO at December 31, 2024. Included in our RPO are services agreements on approximately 23,000 of our onshore wind turbines, from an installed base of approximately 57,000 units.
At Onshore Wind, we are focused on improving our overall fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those geographic regions that align better with our products and supply chain footprint, positioning our workhorse products to targeted countries. Our volume mix has shifted towards the U.S., currently representing approximately 75% of Onshore Wind's equipment RPO, while our international volume has become smaller and more profitable. Specifically in the U.S., the IRA introduced new, and extended existing, tax incentives, significantly improving project economics for our customers and turbine producers. Our projects in the U.S. generally benefit from incentives available to our customers and broadly available IRA incentives. We will continue to monitor government actions for any changes that could adversely impact the market for wind turbine manufacturers. Finally, we are continuing our restructuring program to reduce our operating costs and are seeing the benefits both operationally and financially.
At Offshore Wind, we continue to experience pressure related to our product and project costs and execution timelines, as we deliver on our existing backlog. We are committed to driving quality improvements, installation efficiencies, and cost productivity. Similar to Onshore
Wind, we have embarked on a restructuring program to reduce our operating costs.
Electrification. Our Electrification segment includes grid solutions, power conversion, solar and storage solutions, which we collectively refer to as Electrification Systems, and Electrification Software, that provide products and services required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption. Several of the key offerings in this segment, for example, include our high-voltage direct current transmission (HVDC) products, power transformers, switchgear, and our grid automation related products and services.
Grid Solutions - enables power utilities and industries worldwide to effectively manage electricity from the point of generation to consumption, helping the reliability, efficiency, and resiliency of the grid. Offerings include a comprehensive portfolio of equipment, hardware, protection and control, automation, and digital services. Grid Solutions also addresses the challenges of the energy transition by safely and reliably connecting intermittent renewable energy generation to transmission networks.
Power Conversion - applies the science and systems of power conversion to provide motors, generators, automation, and control equipment, and drives for energy intensive industries such as marine, oil and gas, mining, rail, metals, and test systems.
Solar & Storage Solutions - provides integration of renewable energies that drive stability to the grid and integrates storage and renewable energy generation sources.
Electrification Software - supports the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption.
We continue to experience robust demand for our systems, equipment, and services. Demand remains strong for large scale transmission-
related equipment to interconnect renewables and move bulk power. We also continue to benefit from higher growth in orders from other transmission activities within our Grid Solutions business.
Our Grid Solutions business is positioned to support grid expansion and modernization needs globally. We participate in the onshore interconnection sector and the rapidly growing offshore interconnection sector with new products and technology. We have developed and seek to continue developing new technologies with the intention of solving for a denser, more resilient, stable, and efficient electric grid with lower future greenhouse gas emissions.
We adjust pricing and contractual terms of our products and services based on demand, inflation, and industry dynamics. Customer lead-
times have increased as a result of demand outstripping supply, though we are proactively managing this by deploying lean initiatives to reduce lead-times and drive cost productivity. In addition, we are making investments to expand our capacity and capabilities to support this continued growth while benefiting from synergies across our Electrification businesses.
RESEARCH AND DEVELOPMENT. GE Vernova’s R&D efforts focus on driving the energy transition. We are engineering the technologies, forging the partnerships, and delivering innovations to electrify and decarbonize the world. We expect to invest approximately
$5 billion of cumulative R&D from 2025 through 2028 across our businesses. Approximately half of this R&D is focused on continuously
2024 FORM 10-K 7
industrializing existing products and supporting our installed base for this decade. The other half is focused on long-term innovation to deliver our next generation of differentiated products.
R&D is performed within each of our businesses, and at multiple locations around the world, including at our research facilities in
Niskayuna, New York and Bangalore, India, which we refer to collectively as Advanced Research. Advanced Research partners with our businesses on programs to create the technology breakthroughs that will feed our future product roadmaps. They are guided by our customers’ demands for sustainable, affordable, resilient, and secure energy. Additionally, Advanced Research partners with other established and start-up companies and educational institutions to incubate and commercialize new technology and launch new businesses in markets that are key to the energy transition but go beyond GE Vernova’s core businesses.
INTELLECTUAL PROPERTY. We have a substantial portfolio of intellectual property (IP) assets, registered and unregistered, that protect both our investments in R&D across our businesses as well as our products and services. To protect our innovation, we rely on a variety of IP rights and data protection measures, as well as monitor the activities of third parties to ensure that unauthorized use of IP does not go unremedied.
Patents are an important part of our IP strategy. They protect our inventions around the world. We shape and reposition our patent portfolio to cover emerging and other technologies that drive our core businesses. Software, which is important to all of our businesses, but is especially central to the IP position of the Electrification businesses, is protected by a combination of copyrights, patents, and contractual protections.
We protect our trade secrets and confidential know-how by actively enforcing our internal policies for data classification and protection and by requiring and enforcing specific innovation and proprietary information agreements and non-disclosure agreements. We also utilize contemporary cybersecurity tools and systems, as well as physical security measures, that safeguard our most valuable data from insider threats and third-party concentrated efforts to misappropriate our IP. See Item 1C. "Cybersecurity" for further information.
While our patents and other IP protections are important to our operations, we do not consider any single IP asset or group of assets to be of material significance to any of our financial segments or our businesses as a whole. However, we believe that we derive a sustained competitive advantage both from our IP portfolio as well as technical know-how embedded in our products and manufacturing techniques developed over decades. We further believe that our understanding of our customers’ needs, technology expertise, and manufacturing know-how are critical to our business.
In addition to our IP portfolio, we have a license to use certain IP from GE Aerospace, including the GE name and the GE Monogram. The license applies to our products and services, as well as to natural extensions and evolutions thereof. See “Certain Relationships and
Related Person Transactions—Agreements with GE—Agreements Governing Intellectual Property” in our information statement dated
March 8, 2024, which was attached as Exhibit 99.1 to a Current Report on Form 8-K furnished with the SEC on March 8, 2024 (the
Information Statement).
GLOBAL SUPPLY CHAIN. Annually, we purchase approximately $20 billion in materials and components sourced from over 100 countries. We face various supply chain challenges, many of which are industry-wide or arise from geopolitical and economic conditions beyond our control. These include global conflicts, global economic trends, geopolitical dynamics like sanctions, tariffs and other trade tensions, inflation, logistics issues, human rights landscape shifts, and regulatory changes. Additionally, potential disruptions such as natural disasters and other extreme weather conditions, global pandemics, and cyber-attacks could significantly impact our operations, financial performance, and ability to meet customer commitments.
To address these challenges, we maintain strong supplier relationships and prioritize opportunities to localize our supply chain to serve our distinct geographies, while at the same time allowing us to maintain a globally diverse supply chain for operational resiliency. Our risk-
based supplier onboarding process involves thorough due diligence, focusing on performance, labor standards, ethical sourcing, and human rights, supported by an audit program. We are expanding these efforts to consider environmental impact and environmental, social and governance (ESG) regulations, along with alignment to our GE Vernova sustainability framework.
Internally, we manage risks through cyber mitigation, business continuity planning, and crisis management. We have developed cross-
business councils for supply chain and procurement to proactively share best practices around supply chain resiliency. We are also enhancing our risk management tools to leverage technology for better market trend analysis and risk mitigation concerning commodity pricing, availability, lead-times, country specific tariff impacts, and ESG compliance. Specifically, to minimize inflationary impacts, we have a sourcing process to monitor commodity price fluctuations across the ferrous, non-ferrous, precious metals, and energy commodities. We continue to employ and evolve lean practices across our operations to enhance safety, quality, and delivery performance, building new capabilities to scale our supply chain aligned to our business growth.
HUMAN CAPITAL. GE Vernova is a global workforce of approximately 75,000 employees, with approximately 70% of our employees specializing in manufacturing, engineering, or services. In addition, we have approximately 1,800 employees in Quality or environmental, health, and safety (EHS) roles, critical disciplines for our success as a company. Our culture enables us to deliver on our purpose and drive performance. We operate according to a set of shared principles that guide how we aspire to speak, behave, interact, and make decisions.
We call these five principles the GE Vernova Way:
•We drive innovation in everything we do to electrify and decarbonize the world.
•We serve our customers with pride and a focus on mutual success and long-term impact.
•We challenge ourselves to be better every day; lean is how we work.
•We break boundaries and cross borders to win as one team.
•We remain accountable individually and collectively to deliver on our purpose and commitments.
2024 FORM 10-K 8
As we strive to live the GE Vernova Way, we create a more respectful, inclusive culture where we can each contribute to meaningful work.
Additional human capital priorities include:
•Protecting the health and safety of our workforce and contractors.
•Driving continuous improvement and eliminating waste through lean.
•Operating as one GE Vernova.
•Driving sustainable high performance.
•Attracting and developing talent with the variety of skills to innovate and grow our business; fostering an inclusive culture.
We trace our beginnings to the Edison General Electric Company, a manufacturer of electric lighting fixtures, sockets, and other electric lighting devices. We carry forward that legacy today as a developer, manufacturer, and service provider of power generating and decarbonizing solutions. GE Vernova’s portfolio also includes Advanced Research with hundreds of technologists and cross-discipline experts focused on enabling ground-breaking innovations destined to shape the energy transition.
Our footprint is truly global with approximately 24,000 employees in Europe, 19,000 employees in the U.S., 18,000 employees in Asia, and
7,000 employees in Latin America. GE Vernova’s relationship with employee-representative organizations around the world takes many forms.
•Within the U.S., we have approximately 1,300 union-represented production and maintenance employees who are covered by a four-year collective bargaining agreement that was ratified for a two-year extension in 2023 and expires in June of 2025.
•In Europe, we engage with approximately 100 representative organizations such as works councils and trade unions, in accordance with local law. Social dialogue, including information, consultation, and negotiation, is a key component of doing business in Europe and a driver of sustainable business growth for us in the region.
•In addition to the U.S. and Europe, we also engage with employee representative bodies in China (2,200 employees), India (2,000 employees), Canada (700 employees), Brazil (600 employees), and Mexico (150 employees).
We strive to build and maintain productive relationships with all trade unions and employee-representative organizations with which we engage. More broadly, our relationship with every employee, regardless of functional discipline, geography or representation status, is a priority. The purpose, passion, and expertise our employees embody every day is fundamental to providing essential electricity around the world and for the future of our environment. It is our mission to inspire, engage, and develop our employees to their fullest potential.
ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS. GE Vernova is committed to providing and promoting a safe and healthy working environment, using natural resources and energy in a sustainable way, and avoiding an adverse impact to employees and contractors, our customers, the environment, and the communities where we do business. We support our customers by maintaining the highest standards in safeguarding our employees, our contracting partners, and the environment.
In addition to our own internal enterprise standards and core requirements on various EHS topics, we are subject to international, national, state, and local EHS laws, regulations, and industry and customer standards, including EHS licensing and authorization requirements.
These EHS laws apply to a broad range of activities across our whole product lifecycle and our entire global organization, including those related to:
•protection of the environment and use of natural resources;
•occupational health and safety;
•the use, management, release, storage, transportation, remediation, and disposal of, and exposure to, hazardous substances and waste;
•our products, including the use of certain chemicals in our products and production processes;
•emissions to air and water; and
•climate change and greenhouse gas emissions.
EHS laws vary by jurisdiction and have become increasingly stringent over time. These requirements impose certain responsibilities on our business, including the obligation to install pollution control technologies and obtain and maintain various environmental permits, the cost of which may be substantial. Satisfying such local EHS requirements is often a minimum requirement for us, and we commit extensive resources to maintaining our compliance with these requirements. For example, by applying our enterprise standards and core requirements everywhere (except where local regulations are more stringent), we often go beyond local compliance requirements, especially where local standards are weak or lacking. Safety is incorporated into our lean operating method and we prioritize safeguarding our employees and contractors. We also enhance our internal enterprise standards and core requirements regularly through a culture of continuous improvement and documenting opportunities to improve through internal and external audits.
Our EHS management system includes measures to verify that we are monitoring adherence to GE Vernova EHS standards and regulatory requirements through audits and inspections. Operations are assessed on a regular basis as part of our management of change (MOC)
process to mitigate safety risks. EHS operational reviews at both the business and GE Vernova level address progress on program execution as well as strategy discussions related to emerging EHS risks.
REGULATION. We are a manufacturer and servicer of energy products, a participant in the energy supply chain, a large publicly traded
U.S. corporation that operates globally, a government contractor, and an employer of a large global workforce. As such, our businesses and operations are affected by global laws, regulations, and standards that impact each of these capacities.
•Manufacturer and Servicer. Our production cycle and products are subject to global regulations, such as permitting, quality controls, environmental and eco-design regulations, health and safety regulations, export control laws, product specifications, market-related policies, and distribution regulations in countries in which our products are manufactured or sold. We maintain processes and procedures that comply with such applicable global laws and regulations as they pertain to the various stages of
2024 FORM 10-K 9
our production life cycle, including the development of our products. Our ability to design, market, sell, and distribute our products globally depends upon our compliance with laws and regulations in each jurisdiction.
We design and manufacture sophisticated, innovative products and services for the energy sector, which are subject to EHS and sustainability regulations. These regulations, such as the Registration, Evaluation, Authorisation and Restriction of Chemicals
(REACH) regulation of the European Union (EU), include those governing chemicals and components used or generated by products or manufacturing processes, such as per/polyfluoroalkyl substances (PFAS), contained in components and products sourced in connection with manufacturing and services operations. In addition, some of our operations involve the handling, use, transportation, and disposal of radioactive and hazardous materials, including nuclear fuel, nuclear power devices and their components. We are subject to international, federal, state, and local regulations governing the handling, use, transportation, and disposal of such materials.
Some of our businesses are subject to product regulatory regimes specific to their sector. In particular:
◦Nuclear. Our nuclear products and technologies are regulated through country-specific laws and regulations and are subject to various safety-related requirements imposed by the U.S. Government, the Department of Energy, and the
Nuclear Regulatory Commission (NRC). In the U.S., the NRC oversees the licensing, permitting, and decommissioning of nuclear sites. Our Nuclear business’s standard process is to work with the national regulatory commissions in order to comply with all aspects of regulations from permitting at the time of site selection to decommissioning requirements at the end of life.
◦Offshore Wind. The U.S. Bureau of Safety and Environmental Enforcement (BSEE) is a U.S. federal agency that oversees the safe and environmentally responsible exploration and development of U.S. offshore energy resources. Our
Offshore Wind business is subject to BSEE regulatory oversight and enforcement in connection with the Vineyard Wind offshore wind farm off the coast of Massachusetts. For Vineyard Wind, we are the manufacturer and supplier of our newly developed Haliade-X 220m wind turbines (Haliade-X). In July 2024, a wind turbine blade event occurred at the Vineyard
Wind offshore wind farm as a result of a manufacturing deviation. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations" for further information. The Health and Safety Executive (HSE) is the authority that oversees health and safety issues in the offshore energy sector in England, Wales, and Scotland. The
Marine Management Organisation (MMO) oversees environmental issues affecting the offshore energy sector in the
United Kingdom. Our Offshore Wind business is subject to HSE and MMO regulatory oversight and enforcement in connection with the Dogger Bank offshore wind farm off the coast of England. For Dogger Bank, we are the manufacturer and supplier of our Haliade-X.
◦Electrification Software. Our Electrification Software business builds software and solutions that enable our customers to use data and technology to, among other things, orchestrate reliable and efficient power transmission and delivery.
Beyond delivering innovative solutions that ensure grid resiliency such as GridOS, our Electrification Software business has made significant investments in compliance programs and security systems, allowing our products and services to comply with the applicable privacy, data, and cybersecurity regulations.
◦Financial Services. In connection with certain business activities, an entity of our Financial Services business has registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (Advisers Act), and another entity has become a registered broker-dealer under the Securities Exchange Act, as amended (Exchange
Act), and a Financial Industry Regulatory Authority (FINRA) member firm. These registered entities are subject to a number of laws and regulations from the SEC, FINRA, and state securities regulators, as applicable, which impose various compliance, disclosure, qualification, recordkeeping, reporting, and other requirements. In addition, under the
Advisers Act, our registered investment adviser entity has fiduciary duties to its clients, is subject to restrictions on its ability to engage in principal and agency cross transactions, and may be inspected by the SEC to determine whether we are conducting our activities in compliance with applicable law.
•Participant in the Global Energy Supply Chain. As a participant in the global energy supply chain, our businesses and operations must comply with global sanctions regimes, as well as an increasing number of global laws and regulations that extend to our sourcing, purchasing, and life cycles. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons, and entities that may restrict or prohibit transactions involving such countries, persons, and entities, which may limit or prevent our conduct of business in certain jurisdictions. The scope of these regulations extends to product circularity and extended producer responsibility, sustainability disclosure requirements such as the EU Corporate Sustainability
Reporting Directive (CSRD), carbon emissions (including the EU Carbon Board Adjustment Mechanism), labor and employment, deforestation (such as the EU Deforestation Act), human rights due diligence, modern slavery, forced labor, child labor, supply chain due diligence including the EU Corporate Sustainability Due Diligence Directive (CSDDD), and whistleblower directives. In addition to complying with such regulations with respect to our own operations, a growing number of sourcing regulations apply these regulatory requirements across our full value chain, including global regulations about human rights and environmental due diligence conducted with respect to suppliers.
•Government Contractor. Many of our sales are made to U.S. or foreign governments, regulated entities such as public utilities, state-owned companies, and other public sector customers. These types of sales often entail additional compliance obligations, such as public procurement laws. For example, a bidder may be required to demonstrate that it has been active as a local registered company or has sufficient capitalization or technical qualifications. For contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation and applicable agency rules, regulations governing
Federal Financial Assistance Agreements, rules and regulations issued by the Office of Federal Contract Compliance Programs,
the Procurement Integrity Act, the Buy American Act, the Trade Agreements Act, and/or presidential executive orders. The U.S.
federal government could invoke the Defense Production Act, requiring that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts. From time to time, we may also need to comply with the EU’s Foreign Subsidies Regulation, which imposes mandatory notification and approval requirements on companies bidding on large public tenders in the EU.
2024 FORM 10-K 10
•Global, Publicly Traded Energy Company. As a publicly traded company in the U.S, we are subject to the laws and regulations of the SEC as well as the rules of the New York Stock Exchange, on which our common stock is listed. As a global enterprise operating in over 100 countries, we must abide by laws and regulations applicable to entities across many jurisdictions, including those governing antitrust and competition, as well as:
◦Cybersecurity, Data Privacy, and Artificial Intelligence. We are subject to rapidly evolving laws and regulations governing cybersecurity and data privacy in many jurisdictions, including those imposed by federal and state regulators in the U.S., such as the Federal Trade Commission and state agencies, and the General Data Protection Regulation in Europe. As
artificial intelligence (AI) is an emerging area, we expect to see increased legislation, such as the EU Artificial Intelligence
Act, and additional regulatory obligations across the jurisdictions in which we operate.
◦Anti-bribery and Anti-corruption. The U.S. Foreign Corrupt Practices Act (FCPA), the United Kingdom (U.K.) Bribery Act of
2010, the Brazil Clean Companies Act, China’s Unfair Competition Law, India’s Prevention of Corruption Act, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.
•Employer. As an employer of full-time, part-time, seasonal, unionized and non-unionized labor, we are required to create compensation programs, employment policies, and other administrative programs that comply with the laws of multiple countries.
In addition, there are diverse global regulations regarding our independent and third-party contractor workforce. Our operations are subject to global labor and employment laws, including minimum wage and living wage laws and directives, wage and hour laws, health and safety laws such as Occupational Safety and Health Administration (OSHA), immigration laws, and laws relating to minimum age child labor, modern slavery, and forced labor. Federal and local labor laws also govern our interactions with employee-representative organizations around the world. We also have significant obligations and liabilities with respect to our postretirement benefit plans, including pension, healthcare, and life insurance benefits obligations, all of which are subject to applicable laws and regulations.
These laws and regulations are subject to change at any time. We make the necessary adjustments to our processes in order to maintain compliance with the regulatory environment impacting all aspects of our businesses. Complying with requirements can impose significant costs, especially in jurisdictions where we do not have a significant physical presence. See Item 1A. "Risk Factors" for further information regarding risks and costs associated with such compliance.
AVAILABLE INFORMATION. Our corporate headquarters is located at 58 Charles Street, Cambridge, Massachusetts 02141, and our
telephone number is (617) 674-7555. Our website address is www.gevernova.com. Our Annual Report on Form 10-K, Quarterly Reports on
Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the
Exchange Act, are available, without charge, on our website, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other filings we make with the SEC. Our website at www.gevernova.com/investors contains a significant amount of information about GE Vernova, including financial and other information for investors. We encourage investors to visit this website from time to time, as information is updated, and new information is posted.
ITEM 1A. RISK FACTORS.
SUMMARY OF RISK FACTORS
An investment in our company is subject to a number of risks. These risks relate to our business and strategy, industry dynamics, laws and regulations, the Spin-Off, our common stock, and the securities market. Any of these risks and other risks as more fully described below under this Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K could materially and adversely affect our business, results of operations, cash flows, financial condition, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
•We provide complex and specialized products, solutions, and services, and we could be adversely affected by actual or perceived quality issues or safety failures.
•If our ongoing efforts to achieve our anticipated operational cost savings and implement initiatives to control or reduce our operating costs are not successful, our financial results and cash flows may be adversely affected.
•Significant disruptions in our supply chain, including the high cost or unavailability of raw materials, components, and products essential to our business, and significant disruptions to our manufacturing and production facilities and distribution networks could adversely affect our future financial results and our ability to execute our operations on a timely basis.
•Our failure to manage customer relationships and customer contracts could adversely affect our financial results.
•Our ability to maintain our investment grade credit ratings could affect our ability to access capital, could increase our interest rates, and could limit our ability to secure new contracts or business opportunities.
•The strategic priorities and financial performance of many of our businesses are subject to market and other dynamics related to decarbonization, which can pose risks in addition to opportunities.
•Policies may alter the demand mix for our products in unfavorable ways, and any reductions or the elimination of governmental incentives or policies that support renewable energy could have a material adverse effect on our business, results of operations, cash flows, financial condition, and prospects.
•Our business is exposed to risks associated with the volatile global economic environment and geopolitical conditions.
•We operate in highly competitive environments. Our failure to compete successfully could adversely affect our results of operations, cash flows, and financial condition.
•Our business strategy may include acquisitions, investments, joint ventures, partnerships, or divestitures to support our growth and financial performance, and our failure to successfully execute these transactions could adversely affect our business.
•There are risks associated with our joint venture arrangements, consortiums, and similar collaborations with third parties for certain projects, which could impose additional costs and obligations on us.
•Our future success will depend, in part, on our ability to develop and introduce new technologies.
2024 FORM 10-K 11
•Failure to meet ESG (including sustainability) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, cash flows, and financial condition.
•Our operations are subject to various EHS laws and regulations, and potential litigation, and non-compliance with, or liabilities under, such laws and regulations could result in substantial costs, fines, sanctions, claims, additional regulatory oversight, suspension of operations, and reputational harm.
•We are subject to laws and regulations governing government contracts, public procurement, and government reimbursements in many jurisdictions, and the failure to comply could adversely affect our business.
•If we are unable to attract and retain highly qualified personnel, we may not be able to execute our business strategy effectively and our operations and financial results could be adversely affected.
•We may be unable to obtain, maintain, protect, or effectively enforce our IP rights.
•Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business.
•Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal information in the jurisdictions in which we operate, may adversely impact our business and financial results.
•Volatility in currency exchange rates may adversely affect our financial condition, results of operations, and cash flows.
•We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
•Our stock price may fluctuate significantly.
You should carefully consider the following risks and other information set forth in this Annual Report on Form 10-K in evaluating GE
Vernova and GE Vernova’s common stock. The risks and uncertainties described below are not the only risks and uncertainties we face.
Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business.
Risks Relating to Our Business and Our Industry
Risks Relating to Operations and Supply Chain
We provide complex and specialized products, solutions, and services, and we could be adversely affected by actual or perceived quality issues or safety failures. We produce highly sophisticated and leading-edge products and provide specialized solutions and services for complex technology and engineered products and projects, including both products and software. Many of our products, solutions, and services involve complex industrial machinery or infrastructure projects, such as gas turbines, onshore and offshore wind turbines, grid infrastructure, or nuclear power generation. A serious product or execution failure could result in a range of adverse outcomes, including injuries or death, widespread power outages, suspension of power production, installation or fleet delivery delays, environmental impacts, or similar systemic issues and could have a material adverse effect on our business, reputation, financial position, cash flows, and results of operations. Actual or perceived design, production, performance, or other quality issues related to new product introductions or existing product lines have resulted and can result in direct warranty, maintenance, and other claims for damages, including costs associated with project delays, repairs, or replacements, some of which have been and can in the future be for significant amounts. For example, during the summer of 2024, a wind turbine blade event occurred, related to a manufacturing deviation, at the
Vineyard Wind offshore wind farm where we are the manufacturer and supplier of our newly developed Haliade-X 220m wind turbines
(Haliade-X). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Offshore Wind" for
additional information. Quality issues can also result in reputational harm to our business with a potential loss of attractiveness of our products, solutions, and services to new and existing customers. A widespread fleet issue could result in revenue loss while the associated product is suspended from operation. This risk is pronounced in connection with the introduction of new technology. For example, due to the difficulties associated with scaling up production of new products and components, the challenges of servicing our substantial installed fleet of onshore wind turbines and the difficulties of servicing our offshore wind turbines, a widespread fleet product quality issue with our wind turbines could cause us to incur substantial costs and could take significant time to address. Additionally, many of our products, solutions, and services function under demanding operating conditions and meet exacting certification, performance, and reliability standards that we, our customers, or regulators adopt. Developing and maintaining products, solutions, and services that meet or exceed these standards can be costly and technologically challenging and require extensive coordination of our suppliers and team members at our technology, manufacturing, and remote project sites in both developed and developing markets around the world. Failures to deliver products, solutions, and services that meet these standards, whether actual or perceived, have resulted and may in the future result in customers or other third parties asserting contractual or other claims, often for significant amounts, or regulators suspending installation or operations, which could have significant adverse financial, competitive, or reputational effects.
Our products contain and are integrated with products from third parties. From time to time, the processes used to ensure the quality of those third-party products may fail to detect defects. Despite the operational processes around product design, manufacture, performance, and servicing that we and our customers or other third parties have developed to meet rigorous quality standards, the risk of operational process or product failures and other problems cannot be eliminated. Such problems could result in increased costs, delayed payments, lost products or services revenue, and product, safety, quality, regulatory, or environmental risks, which could have an adverse effect on our financial results.
If our ongoing efforts to achieve our anticipated operational cost savings and implement initiatives to control or reduce our operating costs are not successful, our financial results and cash flows may be adversely affected. Achieving our long-term financial results and cash flow goals depends significantly on our ability to control and/ or reduce our operating costs. Generally, because many of our costs are affected by factors completely, or substantially outside our control, we must seek to control or reduce costs through productivity initiatives. We seek continued cost savings through lean operations and supply chain management. While controlling our cost base is important for our business and future competitiveness, there is no guarantee that we will achieve this goal. Additionally, cost savings anticipated by us are based on estimates and assumptions that are inherently uncertain and may be subject to significant business, economic and competitive uncertainties, and contingencies, all of which are difficult to predict and may be beyond our control. For example, the rapid pace of innovation among onshore and offshore wind turbine manufacturers in recent years has led to short product cycles, early market introductions, and faster time to market, all of which have and can lead to quality and execution issues, higher costs, or other
2024 FORM 10-K 12
challenges to achieving profitability for new products. Such risks are especially acute in the offshore wind industry, which is a nascent industry, with higher ramp up costs and the potential for new product introductions to result in losses both in the short-and in the long-run.
See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Offshore Wind" for a description of recent quality and execution issues we have experienced at our Offshore Wind projects. If we are not able to identify and implement initiatives that control and/or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, our financial results could be adversely affected.
We enter into long-term service agreements in connection with significant contracts for the sale of products, particularly in our Gas Power business unit. In connection with these agreements, we estimate our products’ durability and reliability, as well as our costs associated with delivering the products and the provision of services over time in order to be profitable and generate acceptable returns on our investments.
Particularly for our long-cycle businesses and contracts like these, a failure to appropriately estimate, plan for, or execute our business plans may adversely affect our delivery of products, services, and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and cash flows, and an erosion of our competitive position.
Significant disruptions in our supply chain, including the high cost or unavailability of raw materials, components, and products essential to our business, and significant disruptions to our manufacturing and production facilities and distribution networks could adversely affect our future financial results, and our ability to execute our operations on a timely basis. Our reliance on third-
party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components, and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems, and services. As our supply chains extend into many different countries and regions of the world, including many developing economies, we are also subject to global economic and geopolitical dynamics, including tariffs, and risks associated with exporting or importing components and raw materials for completing the construction or incorporation process in other countries.
We operate in a supply-constrained environment and have faced, are facing, and may in the future face, supply-chain shortages, inflationary pressures, shortages of skilled labor, transportation and logistics challenges and manufacturing disruptions that impact our revenues, profitability, cash flow, and timeliness in fulfilling customer orders. To manage the impact of supply chain shortages and inflationary pressures, we have sought, and may continue to seek, to negotiate long-term agreements with suppliers, develop relationships with alternative suppliers, drive productivity initiatives in our manufacturing operations, provide training to our employees, develop alternate transportation routes, modes, and providers, and share rising costs with our customers. While these measures have successfully mitigated against historical impact, we expect supply chain pressures across our businesses will continue to challenge and adversely affect our operations and financial performance for some period of time. In addition, some of our suppliers or their sub-suppliers are limited-or sole-
source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, and stability of such suppliers. Generally, raw materials and components are available from a number of different suppliers, although we rely on a single supplier, a small number of suppliers, or suppliers located in a single country for certain materials and components, including for example some semiconductor chips, cobalt, certain steel, hafnium, and other rare earth metals. We have in the past experienced, and in the future may experience, disruptions related to availability of components and materials sourced from single suppliers, but the impact to our operations and financial results of such disruptions have not been material. However, if one of these suppliers were unable to provide us with a raw material or component we need, our ability to manufacture some of our products or provide some of our services could be adversely affected if and to the extent that we are unable to find a sufficient alternative supply channel in a reasonable period of time or on commercially reasonable terms in light of the circumstances.
Disruptions in deliveries, capacity constraints, production disruptions up-or down-stream, price increases, cyber- related attacks, or decreased availability of raw materials or commodities, including as a result of war, natural disasters, actual or threatened public health emergencies, increased tariffs or import or export restrictions, or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, could limit our ability to manufacture products on a timely basis and could harm our financial results. Additionally, nonperformance or underperformance by third-party suppliers could materially impact our ability to perform obligations to our customers, which could result in a customer terminating their contract with us, exposing us to liability, and substantially impairing our ability to compete for future contracts and orders.
Furthermore, we depend on multiple routes and modes of transport to acquire components and materials used in our operations. We are vulnerable to disruptions in transport and logistics activities due to weather-related problems, strikes, lockouts, inadequacy of roadways, transportation infrastructure and port facilities, hostilities, acts of terrorism, or other events. We are also subject to fluctuations in the costs of transportation. We may be unable to store components and materials sufficient for more than a limited period of production, which increases our dependence on efficient logistics. In addition, during transport and shipping, our products and/or their components and materials may become damaged. Such factors could also result in liability and significant reputational harm. These factors could adversely impact our ability to deliver quality products, solutions, and services to our customers and may have a substantial adverse impact on our business activities, results of operations, cash flows, and financial condition.
Any interruption in the operations of our manufacturing facilities may impair our ability to deliver or provide products, solutions, and services. We are dependent on our global production and operating network to develop, manufacture, assemble, supply, and service our offerings. A work stoppage, labor shortage, or other production limitation, including import or export restrictions, or transportation issues, among others, could adversely affect our manufacturing facilities and negatively impact our reputation and market position. In addition, manufacturing disruptions related to significant public health and safety events, severe weather, financial distress, unscheduled downtimes, manufacturing deviations, quality issues, production constraints, mechanical failures, cybersecurity attacks, and geopolitical dynamics and risks could interrupt our ability to deliver or provide certain products, solutions, and services. Such risks may be heightened in emerging market countries, which may be subject to varying degrees of economic, political, and social instability.
We also have internal dependencies on certain key manufacturing or other facilities. For example, our Onshore and Offshore Wind businesses are, and may in the future be, reliant on our internal ability to manufacture blades for wind turbines through our LM Wind Power business, which accounts for a substantial percentage of our wind blade production. Similarly, we internally manufacture certain specialized transformers for our Grid Solutions business. If we are unable to produce or assemble these components internally in sufficient quantities,
2024 FORM 10-K 13
due to disturbances at a certain production location or for any other reason, we may be forced to increase the volume of wind turbine blades or transformers purchased from external suppliers which could lead to delays, quality control issues, or additional costs.
Any significant event affecting one of our production or operating facilities may result in a disruption to our ability to supply customers. The impact of these risks is heightened if our production capacity is at or near full utilization (or if we lack alternative manufacturing sites) and could result in our inability to accept orders or deliver products in a timely manner. Additionally, significant capital investment to increase manufacturing capacity may be required to expand our business or meet increased demand for existing or newly introduced products in the future. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
Our failure to manage customer relationships and customer contracts could adversely affect our financial results. An important element of our success is our ability to manage customer relationships, while delivering against our contractual requirements and anticipating changes in customer requirements and circumstances. Existing or potential customers may delay or cancel plans to purchase our products, solutions, and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages, shifts in the availability of financing for certain types of projects or technologies (such as prohibitions on financing for fossil fuel-based projects or technologies), macroeconomic conditions, changes in law, disputes, or other delays. If a large customer was to experience difficulties in fulfilling its obligations to us, cease doing business with us, significantly reduce the amount of its purchases from us, favor competitors or new entrants, change its purchasing patterns, or impose unexpected fees on us, our business may be harmed. In addition, many of our customer contracts are complex and contain warranty and other provisions that could cause us to incur significant repair or replacement costs, penalties, liquidated or other damages, and/or unanticipated expenses with respect to the timely delivery, functionality, quality, deployment, operation, and availability of our products, solutions, and services. For example, we face risks in our Wind business related to our ability to assemble and deliver specific components such as nacelles on the timelines and schedules detailed and otherwise comply with our customer contracts. Failure to adhere to requirements under our customer agreements, whether such failure is actual or alleged, has resulted in and could in the future result in higher potential costs, present litigation risks, or expose us to liquidated or other damages.
Our customers include numerous governmental owned or affiliated entities within and outside the U.S., including the U.S. federal government and state and local entities. Some of those contracts could be subject to the risk of delay, modification, or termination if future government funding or support is not available. We also at times face greater challenges with the timely collection of receivables with customers that are sovereign governments, government owned entities, or customers located in emerging markets.
Our ability to maintain our investment grade credit ratings could affect our ability to access capital, could increase our interest rates, and could limit our ability to secure new contracts or business opportunities. The success of our commercial relationships is predicated on our ability to maintain our corporate investment grade ratings. Our credit risk is evaluated by major independent rating agencies. Any future downgrades of our credit ratings could increase our cost of borrowing of any indebtedness we may incur. Adverse changes in our investment grade credit ratings could affect our borrowing and bonding capacity and terms in the future, may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms, or at all, and may reduce our ability to secure new contracts or business opportunities with operating partners, suppliers, and customers, each of which would negatively impact our financial performance. There can be no assurance that we will be able to maintain our credit ratings, and any changes or downgrades related to our credit ratings, including any announcement that our ratings are under review for a downgrade, may have a negative impact on our liquidity, capital position, bonding capacity, and access to credit.
We enter into fixed-price contracts with our customers and our failure to mitigate certain risks associated with such contracts may result in reduced operating margins. Some of our contracts have been established on a fixed-price basis which commit us to a specific price well before the completion of the applicable project. However, actual revenues or costs may be different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:
•difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, product performance failures, unforeseen site conditions, rejection clauses in customer contracts, or other factors that may result in additional costs to us, reductions in revenue, claims, or disputes;
•our inability to obtain compensation for additional work we perform or expenses we incur as a result of unanticipated technical issues or our customers providing deficient design, engineering information, products, or materials;
•reliance on historical cost and/or execution data that is not representative of current conditions, including as a result of inflation and increases in labor and material costs;
•delays or productivity issues caused by weather conditions, or other force majeure events (e.g., pandemics);
•requirements to pay liquidated or other damages, upon our failure to meet schedule or performance requirements of our contracts;
•difficulties in engaging third-party subcontractors, product manufacturers, or materials suppliers or failures by third-party subcontractors, product manufacturers, or materials suppliers to perform could result in project delays and cause us to incur additional costs; and
•modifications to projects that create unanticipated costs or delays.
As a result of one or more of these factors, we may incur losses or contracts may not be as profitable as we expect, and this could materially and adversely affect our business, results of operations, cash flows, and financial condition.
Risks Relating to Industry Dynamics
The strategic priorities and financial performance of many of our businesses are subject to market and other dynamics related to decarbonization, which can pose risks in addition to opportunities. Given the nature of our businesses and the industries we serve, we must anticipate and respond to market, technological, regulatory, governmental policy, and other changes driven by broader trends related to decarbonization efforts in response to climate change and energy security. In particular, we provide products, solutions, and services to utilities and other customers in the power generation sector, which has historically been carbon intensive and has been in the midst of a transition with global efforts to lower greenhouse gas emissions. For example, the significant decreases in recent years in the cost of energy for renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor,
2024 FORM 10-K 14
customer and consumer policies, commitments, preferences, and considerations related to climate change, in some cases have adversely affected, and may continue to affect, the demand for and the competitiveness of products, solutions, and services related to fossil fuel-
based power generation, including sales of new gas turbines and the utilization and servicing needs for existing gas power plants that are unmitigated with capabilities such as hydrogen or carbon capture. Conversely, increased government policy focus on fossil fuel generation and use, and reversion of existing policies to facilitate implementation of renewable energy sources in the various jurisdictions in which our products are sold, may result in reduced demand for our renewable energy products and services, including decarbonization.
Continued shifts toward greater penetration by renewables in both new capacity additions and the proportionate share of power generation, particularly depending on the pace and timeframe for such shifts across different industries globally, could have a material adverse effect on the performance of our Power segment and our consolidated results. We also face risks and uncertainties for those businesses related to future levels and timeframes of government subsidies and credits (including the impact of the IRA in the U.S. and other U.S. and global policies), timeframes for negotiations with regulators, significant price competition among product manufacturers, competition with solar power-based and other sources of renewable energy, the risk that a segment of the renewable energy industry may be deprioritized, the pace at which power grids are modernized to maintain reliability with higher levels of renewables penetration, and industry-wide shifts in profitability levels.
Our long-term success depends on our ability to effectively address both electrification and decarbonization, which over time will require adapting our technology portfolio to changing customer preferences and government policies and scaling innovative low-carbon and carbon-neutral technologies. If we fail or are perceived to not be adequately advancing decarbonization objectives, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our and our customers’ access to capital could be negatively impacted. Furthermore, governments may enact or implement policies that impact these dynamics as they pertain to us or our customers in unforeseeable ways. The achievement of decarbonization goals for the electric power industry over the coming decades is also likely to depend in part on technologies that are not yet deployed or widely adopted today but that may become more important over time (such as hydrogen-based power generation, carbon capture and sequestration technologies, small modular or other advanced nuclear power and grid-scale batteries or other storage solutions). Successfully navigating these changes will require significant investments in power grids and other infrastructure, R&D, and new technology and products, both by us and third parties. Our success in advancing decarbonization objectives across our businesses will also depend in part on the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies in time to take advantage of existing or emerging market opportunities. Considering the above, there is no assurance that we will be successful in addressing effectively either electrification or decarbonization.
The process of developing new high-technology products and enhancing existing products to address the impact of climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the timeframes expected or at all. If the decarbonization landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our products, solutions, and services could be adversely affected.
Demand for certain of our products, solutions, and services, particularly in our Power segment, depend on oil and gas regulatory policy, prices and global and regional supply and demand, and technological innovations and efficiencies, which are subject to factors beyond our control and may adversely affect our operating results. Demand for certain of our products, solutions, and services, particularly in our Power segment, is partially affected by oil and gas regulatory policy, prices, and demand for oil and, in particular, gas, which are subject to factors beyond our control. Several U.S. and international pledges, agreements, and initiatives, such as those adopted at the 2023 United Nations Climate Change Conference (COP28), resulted in more stringent regulations on oil and gas operations, which could impact production costs, reduce oil and gas demand, and curtail future investments in gas turbine generation. The oil and gas segment could also experience a reduction in utilization by the switch away from gas to other sources of energy if prices for such alternative sources are lower than those for gas.
Energy prices could impact many of our customers’ cash flows and their ability to fund exploration and development activities. Because prices of oil and gas products are set on a commodity basis, the volatility in oil and gas prices and demand can impact our customers’
activity levels and spending for our products, solutions, and services. Expectations about future prices and price volatility are important for determining future spending levels. Actual and anticipated increases in oil and gas prices (and corresponding low demand for oil and gas)
have in the past contributed to, and may in the future contribute to, an overall economic recession, which may raise risks across our industries. During these periods, certain countries that are heavily dependent on income from oil and gas may curtail investments in capital intensive oil and gas, power generation and transmission projects due to insufficient funds, which would also lead to less demand for certain of our products, solutions, and services in our Power segment. Furthermore, persistently high gas prices as well as potential gas shortages, which may be further exacerbated by the conflicts in Ukraine and the Middle East, pose additional risks in particular for the market for large gas turbines, including the service market.
Energy intensive technological innovations and efficiencies, such as artificial intelligence, may affect or may be perceived to affect electricity demand and the related demand for our equipment and services. The nature and extent of this impact on demand is uncertain.
We may be unable to adjust our personnel and functional cost base fast enough to adapt to demand swings, which may result in under-or-
overcapacities. This inefficiency as well as sustained low demand for our products, solutions, and services, particularly in our Power segment, could have a material adverse impact on our business, financial position, cash flows, and results of operations and could require us to record asset impairments.
We could be subject to risks in connection with our ability to connect to power grids and our customers’ ability to sell the electricity they generate or to establish grid connections efficiently. The connection or access to a power grid is essential when it comes to generating electricity. Factors beyond our control, such as regulatory constraints, permitting restrictions and delays, or system failures, could impair our ability to connect our power generation products to the grid. If our customers fail to obtain a connection or access to the transmission grids on a timely basis, or on economically reasonable terms and, as a result, they are delayed or prevented from entering into an agreement (whether on a statutory or contractual basis) concerning the purchase of the electrical energy generated, the timing of orders and/or project milestones could be impacted, and we could experience a material adverse effect on our business, results of
2024 FORM 10-K 15
operations, cash flows, and financial condition. Grid capacity constraints and the limited availability of land to build connection infrastructure could further exacerbate the risks to our business.
There are statutory rules and regulations which govern the connection of power generation products to the power grid in the markets where we operate. This helps ensure that grids are safe and stable and that there is sufficient supply of electricity. Moreover, the full transmission and dispatch output of electricity may be curtailed as a result of various grid constraints, such as grid congestion, restrictions on transmission capacity of the grid and restrictions on electricity dispatch during certain periods. Electricity transmission lines may experience unplanned outages due to system failures, accidents and severe weather conditions, or planned outages due to repair and maintenance, construction work and other reasons beyond our control. For example, as electricity generated from wind farms today is currently often not stored and must be transmitted or used once it is generated, some of the wind turbines of a wind farm may be turned off during such period when electricity is unable to be transmitted due to grid congestion or other grid constraints. Such events could reduce the actual net power generation of the wind farms. In addition, a number of other factors may further decrease electricity output, including wind speed or wind direction or other severe weather condition.
As a result, we and our customers may experience significant financial losses from inefficient electricity outputs, the inability to connect to power grids, or grid capacity constraints, which may in turn cause the decrease in the demand for our products and could lead to a material adverse effect on our business, results of operations, cash flows, and financial condition.
Some of our operations involve the handling, use, transportation, and disposal of radioactive and hazardous materials, which subject us and our customers to regulations, related costs and delays and potential liabilities for injuries and claims. Our operations involve the handling, use, transportation, and disposal of radioactive and hazardous materials, including nuclear fuel, nuclear power devices and their components. The risks associated with radioactive materials and the public perception of those risks can affect our business. Failure to properly handle radioactive and hazardous materials could pose a health risk to humans or wildlife and could cause personal injury, property damage (including environmental contamination), and damage the health and safety of the surrounding community. If an accident were to occur, its severity could be significantly affected by the nature of the accident and the speed of corrective action taken by us and others, including emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values. Actions taken in response to an accident could result in significant costs. Activities of our contractors, suppliers or other counterparties similarly may involve toxic, hazardous, and radioactive materials and we may be liable contractually, or under applicable law, to contribute to remedy damages or other costs arising from such activities.
Adverse public reaction to developments in the use of nuclear power or nuclear radiation could directly affect our customers and indirectly affect our business. Adverse public reaction, increased regulatory scrutiny, and potential litigation and other legal challenges could contribute to a slowdown in, or in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants, delays or resistance to reopening power plants that have been shut down, or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies. Negative public perceptions could also lead to increased regulation or limitations on the activities of our customers, more onerous operating requirements, or other conditions that could have a material adverse impact on our customers and our business.
We are subject to international, federal, state, and local regulations governing handling, use, transportation, and disposal of radioactive and hazardous materials. These requirements are complex and subject to frequent change. Our compliance with amended, new, or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, results of operations, cash flows, and financial condition.
We seek to protect ourselves from liability associated with accidents through contractual precautions with our counterparties, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that our or our counterparties’ insurance will cover all the liabilities we have assumed under those contracts. While we maintain insurance coverage as part of our overall risk management strategy, these policies do not protect us against all liabilities associated with accidents or for unrelated claims. The costs of defending against a claim arising out of an incident involving radioactive or hazardous materials, such as a precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations, cash flows, and financial condition.
Wind energy is a variable source of electricity and is susceptible to the impacts of weather conditions and other seasonal factors and constraints. Due to the variable availability of wind energy, coupled with various transmission limitations, such as grid congestion caused by the underdevelopment of the local power grids and temporary transmission interruptions caused by system upgrades, wind power may not be a viable base load source of electricity. As such, while demand for wind power is expected to increase, there are challenges to wind power becoming a large-scale substitute for other energy sources unless special technologies (e.g., energy storage) are developed to ensure a more stable and reliable output of electricity generated by the wind power industry. We cannot be certain that our efforts to develop and introduce advanced wind technologies will be successful, or how successful wind power will be as a larger share of total power generation over a long horizon. If future developments or innovations in the wind power industry are less successful than those of other energy sources, there may be a negative impact on the future prospects of the wind power industry, which, in turn, could materially and adversely affect the demand for our products, solutions, services, and platforms.
The generation of wind power depends on wind conditions and patterns, which are inherently uncertain and difficult to predict or anticipate.
Sales of our wind turbines and the provision of related technical services are subject to seasonal variations since the delivery and installation of our wind turbines depend on the construction cycles of wind farm projects by our customers. The installation and maintenance of offshore wind turbines can be particularly impacted by weather-related scheduling delays due to their complex infrastructure, higher wind speeds, and the challenges of accessing offshore sites. Adverse events relating to our wind business operations during peak demand periods can create unpredictability in activity and utilization rates and affect demand for our support services.
Furthermore, wind turbine specifications must be suitable for the wind conditions expected at a particular site. Therefore, unavailability of locations that are suitable for the wind turbines we offer would have a negative impact on our sales and thus materially adversely affect our business, results of operations, cash flows, and financial condition.
2024 FORM 10-K 16
Risks Relating to Macroeconomic and Geopolitical Conditions
Our business is exposed to risks associated with the volatile global economic environment and geopolitical conditions. Adverse changes in economic or geopolitical conditions, particularly in locations where our customers, suppliers, or operations are located, as well as concerns about a range of other external factors including global trade and global supply chain, developments in energy prices, inflation, interest rates, changes in government monetary or fiscal policies, import or export restrictions, tariffs, labor market challenges, currency exchange rate volatility, could have a material adverse effect on our business, results of operations, cash flows, and financial condition and may adversely impact the demand for our products, solutions, and services. Rising inflation and interest rates may increase our cost of capital and could reduce the number of customers who purchase our products, solutions, and services as credit becomes more expensive or less available. The consequences of geopolitical conflicts, including the ongoing conflict between Russia and Ukraine, the conflicts in the
Middle East, and possible conflicts that could emerge in other geopolitically sensitive areas, such as the Taiwan Strait and broader Asia
Pacific region, which have resulted in sanctions and other measures imposed by the EU, the U.S., and other countries in response, have also caused and may continue to cause disruption and instability in global markets, supply chains and industries that negatively impact our businesses, results of operations, cash flows, financial condition, and pose reputational risks. In addition, our customers and suppliers could be affected directly by an economic downturn and some could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies, and other financial hardships, which could adversely impact customer demand for our products as well as our ability to manage normal commercial relationships with our customers and suppliers. Depending on their severity and duration, the effects and consequences of global economic and political conditions could have an adverse impact on our results of operations, cash flows, and financial condition.
Unexpected events, such as natural disasters, geopolitical conflicts, pandemics, and other events beyond our control, may increase our cost of doing business or disrupt our operations. The occurrence of one or more unexpected events, including geopolitical conflicts (such as the Russia-Ukraine conflict and the conflicts in the Middle East), acts of terrorism or violence, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in regions in which we operate or in which our suppliers are located could adversely affect our operations and financial performance. Natural disasters, product failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from local and international suppliers, and disruption and delay in the transport of our products to project sites and distribution centers. A public health epidemic or pandemic poses the risk that our employees, contractors, suppliers, customers, and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns, travel restrictions, or other actions that may be requested or mandated by governmental authorities, or that such epidemic or pandemic may otherwise interrupt or impair business activities. Our operations and financial performance were negatively impacted by the COVID-19 pandemic that caused a slowdown of economic activity, disruptions in global supply chains, and significant volatility and disruption of financial markets. Existing insurance coverage may not provide protection for all the costs that may arise from such events, and any incidents may result in loss of, or increased costs of, such insurance. In addition, while we have disaster recovery and business continuity plans (including those relating to our information technology systems), they may not be fully responsive to, or capable of eliminating or materially minimizing losses associated with, catastrophic events. As a result, any business disruption could still negatively affect our business, operating results, cash flows, or financial condition.
Political and economic instability, restrictive trade policies, restrictions on the repatriation of funds, and export and import restrictions may disrupt our supply chain and impact our ability to generate products, solutions, and services to meet customer demands. The prices of raw materials and other components that we use in production may increase and be susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currency exchange rates, transportation costs, government regulations and tariffs, price controls, and economic conditions, among other factors. In addition, various geopolitical factors, including the level of economic activity in China, the conflict in Ukraine, and the conflicts in the Middle East, have added to the volatility in energy costs. These circumstances may have a substantial adverse impact on our business activities, results of operations, cash flows, and financial condition.
Our business, results of operations, cash flows, and financial condition could be adversely affected by any negative impact on the global economy and financial markets resulting from the ongoing conflict between Russia and Ukraine. Global markets experienced volatility and disruption as a result of the ongoing conflict between Russia and Ukraine. Although the length and impact of the ongoing conflict is highly unpredictable, the conflict in Ukraine has contributed and could continue to contribute to volatility in global financial markets, energy costs, and commodity prices and exacerbate existing supply chain constraints. Additionally, the conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union, and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Our business and financial performance have been negatively impacted by the sanctions and penalties implemented in response to the conflict between Russia and Ukraine. For example, in
2022 we recognized $0.2 billion of pre-tax charges primarily from impairments of receivables, inventory, contract assets, and equity method investments directly resulting from the sanctions relating to this conflict, predominantly related to our Power business. Due to the expansion of U.S. sanctions in 2023, we recognized an additional pre-tax charge of $0.1 billion primarily from impairments of inventory, receivables, and contract assets. While our remaining net asset exposure to Russia is not material, we continue to actively monitor the dynamic situation in Ukraine and applicable laws, sanctions, and trade control restrictions resulting from the conflict. The extent to which our operations and financial results may be affected by the ongoing conflict in Ukraine will depend on various factors, including the extent and duration of the conflict; the effects of the conflict on regional and global economic and geopolitical conditions; the effects of further laws, sanctions, and trade control restrictions on our business, the global economy, and global supply chains; and the impact of fluctuations in the exchange rate of the ruble. Continuation or escalation of the conflict may also magnify the impact of other risks identified in this
Information Statement, including cybersecurity, regulatory, and reputational risks
Risks Relating to Competition and Managing Growth
We operate in highly competitive environments. Our failure to compete successfully could adversely affect our results of operations, cash flows, and financial condition. Our products, solutions, and services are subject to significant competitive pressures, and in many of the industries in which we operate we face intense competition from both international and domestic competitors. The continual development of advanced technologies, new and existing products and solutions including product enhancements, and high
2024 FORM 10-K 17
quality but cost-effective supply chain, production, and delivery methods are critical to remaining competitive by maintaining commercially attractive products, solutions, and services at acceptable pricing levels. A change in the strategic priorities of our business or a failure to anticipate or respond quickly to a number of factors including technological developments, evolving industry standards, new regulations or incentives, changing customer demands, supply chain issues, or innovations in production techniques in the industries we serve could cause us to experience lower revenues, price erosion, lower margins, and could result in forgone growth opportunities. Competition has also intensified as a result of international expansion by existing industry participants exploiting new markets and increasing pressure from competitors from other regions who strive to improve the quality and reliability of their technologies and expand beyond their existing markets. For example, China is a large manufacturer and developer of wind equipment and technology and Chinese wind turbine manufacturers may increasingly pursue selling their wind turbine products in markets outside of China. The entry of new market participants could further intensify competition. Moreover, some of our competitors receive financial and other assistance from their governments, which may allow them to have a longer-term investment approach and greater risk tolerance to realizing returns and other benefits from their investments and business strategies and execution than may be available to companies, such as us, that do not have similar governmental funding and assistance. If we are unable to respond successfully to these competitive pressures, our business, results of operations, cash flows, and financial condition may be adversely affected.
Our business strategy may include acquisitions, investments, joint ventures, partnerships, or divestitures to support our growth and financial performance, and our failure to successfully execute these transactions could adversely affect our business. Our business strategy may include the acquisition, in part or in whole, of technologies and businesses that expand or complement our existing businesses. Successful growth through acquisitions depends upon our ability to identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms, and ultimately complete such transactions and integrate the acquired target or asset successfully. Certain transactions may be subject, in certain circumstances, to the consent of GE under the Tax Matters Agreement, as discussed in “—Risks Relating to the Spin-Off.”
Transactions may expose us to significant risks and uncertainties, including:
•competition for targets and assets, which may lead to substantial increases in purchase price or terms that are less attractive to us;
•failure to timely integrate or separate acquired or divested companies’ assets, people, and products;
•failure to comply with laws and regulations, including any required disclosures and filings, in one or multiple jurisdictions in relation to a transaction;
•expenses, delays, and difficulties in integrating acquired businesses into our existing businesses;
•diversion of our management’s attention from existing operations to the acquisition and integration process, as applicable;
•dependence on external sources of capital, in particular to finance the purchase price of Transactions;
•rulings by antitrust or other regulatory bodies;
•acquired companies’ previous failures to comply with applicable legal, regulatory or other governmental requirements;
•inability to produce products at increased scale or loss of previously available distribution channels;
•heightened external scrutiny on acquired IP rights, or lack of IP rights for the acquired portfolio;
•a failure to accurately predict or to realize expected growth opportunities, cost savings, synergies, and market acceptance of acquired companies’ products;
•a failure to identify or appropriately assess material issues, problems or liabilities during due diligence review of acquisition targets
(or its agents) prior to acquisition;
•successor liability imposed by regulators for actions by the target (or its agents) prior to acquisition;
•continued losses and exposures for liabilities not transferred to a buyer or otherwise divested in a divestiture;
•difficulties in retaining key customers and personnel; and
•adverse market reactions to a transaction.
Various other assessments and assumptions regarding a transaction may prove to be incorrect, and actual developments may differ significantly from our expectations.
In addition, we also regularly evaluate a variety of potential strategic transactions, including equity method investments, joint ventures and other strategic alliances that could further our strategic business objectives. We may not successfully identify, assess, or manage the risks presented by these strategic transactions, including those outlined above. Equity investments and other strategic alliances pose additional risks, as we could share ownership in both public and private companies and in some cases management responsibilities with one or more other parties whose objectives for the alliance may diverge from ours over time, who may not have the same priorities, strategies, or resources as we do, or whose interpretation of applicable policies may differ from our own.
Our business strategy may also include the divestiture of certain assets or operating units in order to enable the redeployment of capital.
We may encounter difficulty in finding buyers or face other limitations such as regulatory, governmental, or contractual requirements that could delay or prevent the accomplishment of our objectives and adversely affect our business. These limitations include the provisions of the Separation and Distribution Agreement described under “Certain Relationships and Related Person Transactions—Agreements with GE
—Separation and Distribution Agreement—Credit Support” in the Information Statement.
The occurrence of any of the above in connection with any transaction could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
There are risks associated with our joint venture arrangements, consortiums, and similar collaborations with third parties for certain projects, which could impose additional costs and obligations on us. We have entered and expect to continue to enter into joint venture arrangements for manufacturing and commercial operations and/or project development and funding. We also enter into agreements with third parties to act as a consortium to perform projects.
Our joint venture arrangements may expose us to risks, including risks with respect to the economic, political, and regulatory environment of any foreign entities with which we partner, legal and regulatory violations committed by partners whose actions are outside of our control,
2024 FORM 10-K 18
and risks associated with contractual, governmental or certain exclusivity obligations with partners that may impose operational restrictions on us. Furthermore, these arrangements may require us to incur non-recurring and other charges, increase expenditures, or disrupt our ordinary business activities. If joint venture, consortium, or other strategic partners cannot meet their obligations due to financial or other difficulties, including if they declare bankruptcy or otherwise modify their capital structure, we could be required to provide additional investment or services or take responsibility for breaches of contracts or assume additional financial or operational obligations which could have a substantial adverse impact on our business, results of operations, cash flows, and financial condition.
We currently have equity interests in multiple joint ventures and expect to enter into additional joint venture arrangements in the future. Our influence over these entities varies depending on the level and nature of ownership and/or rights agreed, and for some of these entities our influence may be limited. Even in joint ventures where we have greatest influence, we are usually required to reach consensus with our joint venture partners in connection with major decisions concerning the operations of the joint ventures. This could create the risk of impasses on decisions, given that our partners in these arrangements may have economic or business interests that diverge from our interests. Additionally, differences in views among the joint venture participants may result in delayed decisions or disputes. Conflicts may arise in these arrangements concerning the achievement of performance milestones or the interpretation of significant terms under any agreement (including financial obligations), termination rights, or the ownership or control of IP developed during the arrangement. We also cannot control the actions of our joint venture partners. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.
In addition, our arrangements involving joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In some cases, our joint ventures have governmentally imposed restrictions on their abilities to transfer funds to us.
In addition, success on consortium projects depends in part on whether our consortium partners fulfill their contractual obligations. Such projects are subject to the risk that our consortium partners may block or delay decisions which could be integral to the success of the project or investments in the project, or could implement strategies that are contrary to our economic interests, resulting in a lower return than expected. If any of these third parties fails to perform its contractual obligations satisfactorily, we may be required to provide or procure added services to compensate for such failure. Such third-party failures may also expose us to reputational harm as well as complaints from customers and other counterparties. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
Our future success will depend, in part, on our ability to develop and introduce new technologies. In many of the industries in which we operate, technologies change rapidly, and customer needs evolve regularly. Our future growth will depend on our ability to continue to innovate by developing and commercializing new products, solutions, and services. The commercial success of new technologies, such as hydrogen-based power generation, carbon capture and sequestration technologies, small modular or other advanced nuclear power and grid-scale batteries or other storage solutions, depends on many factors, including the pace of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, the effectiveness of our production, distribution, and marketing efforts, the availability of raw materials and components, and the costs to customers to deploy and provide support for the new technologies. Also, overall market demand, growth, and acceptance of our new innovations remain key to their success, as well as the timing of when we bring these offerings to market. If and to the extent these predictions are proved wrong, our investments in new products, solutions, and services may not achieve revenue or profits at all or the recovery of investments may be over an extended period.
Unsuccessful efforts to develop and adapt our products, solutions, and services could ultimately result in lower revenue, lower margins, and/or higher costs, which could harm our competitive position and adversely impact our financial performance.
We face a complex global operating environment, particularly in emerging markets. Due to our global nature, we deal with a range of legal and regulatory systems with varying requirements. Due to the nature of our projects and products, we face risks associated with engagements with foreign officials and government agencies, including the risks of complying with diverse procedures and standards imposed by (among others) the FCPA and similar anti-corruption and anti-bribery laws in other jurisdictions. We also face risks associated with compliance with global privacy and data security laws and regulations. Navigating a variety of legal and regulatory regimes may increase the difficulty of compliance, particularly as such laws change or are interpreted in unexpected ways. In addition, as an employer of permanent and fixed-term contract employees and contractors, we are required to create compensation programs, employment policies and other administrative programs that comply with the laws of multiple countries. We also must communicate, monitor, and uphold group-
wide standards and directives across our global network, including in relation to our suppliers, subcontractors, and other relevant stakeholders. Our failure to manage our geographically diverse operations successfully could impair our ability to react quickly to changing business and market conditions and to enforce compliance with group-wide standards and procedures.
Risks Relating to Government Regulations and Legal Matters
Policies may alter the demand mix for our products in unfavorable ways. Any reductions or the elimination of governmental incentives or policies that support renewable energy could have a material adverse effect on our business, results of operations, cash flows, financial condition, and prospects. Parts of our business benefit significantly from government policies that support utility scale renewable energy and enhance the economic feasibility of such projects in regions in which we operate or plan to develop and operate renewable energy facilities. In a number of economic regions and countries, notably in the U.S., EU, Japan, and South Korea, the federal governments and some state and other local governments provide incentives, such as tax incentives, renewable portfolio standards, or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind, hydro, and solar energy facilities and support the manufacture of products to be used in these facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review such laws and policies and take actions that would be less conducive to the development and operation of renewable energy facilities or to the manufacture of products for these facilities. Any reductions or the elimination of governmental incentives or policies that support renewable energy, such as the imposition of additional taxes or other assessments on renewable energy, could result in the lack of a satisfactory market for the development and/or financing of new renewable energy projects, our abandoning the development of renewable energy projects, reduced return on the manufacture of products for these facilities, or a loss of our investments in such projects or reduced project returns from such projects. Additionally, a broad decline in public support or a rollback of policy support for renewable energy technologies could adversely impact our business.
2024 FORM 10-K 19
In the U.S., the IRA includes incentives for development and production of renewable energy. In particular, the IRA extends the availability of investment tax credits (ITCs) and production tax credits (PTCs) to certain renewable energy projects and provides a credit for the manufacture of qualifying products. We and our tax equity partners benefit from ITCs and PTCs with respect to qualifying renewable energy projects. In structuring tax equity partnerships and determining ITC and PTC eligibility, we have relied upon applicable tax law and published Internal Revenue Service (IRS) guidance. However, the application of law and guidance regarding ITC and PTC eligibility to the facts of particular renewable energy projects is subject to a number of uncertainties. The IRS, Department of Treasury, and Congress may
modify existing guidance with respect to the application of the IRA, possibly with retroactive effect. We may face uncertainties as a result of efforts to pass legislation to repeal, substantially modify, or invalidate some or all of the provisions of the IRA. Additionally, our operations and strategic plans may have to change if certain provisions of the IRA were to be repealed, modified, or invalidated. Furthermore, there can be no assurance that the IRS will agree with our approach in the event of an audit. Any of the foregoing items could reduce the amount of ITCs or PTCs available to us and our tax equity partners. In this event, we could be required to adjust the terms of future tax equity partnerships or seek alternative sources of funding for renewable energy projects, each of which could have a material adverse effect on our business, financial condition, cash flows, results of operations, and prospects. We expect to claim credits associated with the manufacture of qualified products. We rely on applicable tax law and guidance to determine the amount of these credits. However, the
Department of the Treasury or IRS may issue additional guidance that may reduce our eligibility for credits or may disagree with our interpretation of the applicable tax law in the event of an audit. Our business could also be adversely affected by the loss or significant reduction in access to U.S. government technology grants and related funding programs. Beyond incentives policies, new environmental regulatory actions or significant modifications to existing policies of the U.S. Environmental Protection Agency (EPA), such as the EPA’s announcement in April 2023 of proposed new air emissions standards for natural gas operators, could increase our operating costs or impede sales of our products, solutions, and services.
In Europe, we benefit from a number of government-sponsored programs, incentives, and initiatives related to renewable energy. In
December 2020, the EU agreed to reduce net EU greenhouse gas emissions by at least 55% by 2030, compared to 1990 levels. In May
2022, the EU announced the REPowerEU plan which seeks to rapidly reduce the EU’s dependence on fossil fuels by 2027. Furthermore, the EU introduced the Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green Deal Industrial Plan is the Net Zero
Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. There can be no assurance that these EU regulations will remain in effect in their present form or at all, and the elimination, reduction, or modification of these regulations could materially harm our renewable energy programs.
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on reducing greenhouse gas emissions. Caps or fees on carbon emissions have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil- fuel sectors. While such legislation and regulations could boost demand for our technologies that contribute to the reduction of greenhouse gas emissions, such as hydrogen and carbon capture technologies, compliance with greenhouse gas emission legislation and regulations applicable to our or our customers’ operations may have significant implications that could adversely affect our business and operating results.
Failure to meet ESG (including sustainability) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, cash flows, and financial condition. There has been an increased focus from regulators and stakeholders on ESG matters. These include areas such as greenhouse gas emissions and climate-related risks that are particularly relevant for the industries we serve and our businesses, as well as inclusive employment practices and equal employment opportunities, responsible sourcing, human rights and social responsibility, and corporate governance. We have established sustainability goals aligned with certain ESG goals and targets. Our ability to accomplish them presents numerous operational, regulatory, financial, legal, and other challenges, several of which are outside of our control.
Increasing focus on ESG factors has led to enhanced interest in the review of performance results by investors and other stakeholders and the potential for litigation and reputational risk. Some investors have used, and may continue to use, ESG criteria to guide their investment strategies, and may not invest in us, or divest their holdings of us, if they believe our policies relating to ESG matters are inadequate. Our voluntary disclosures of ESG data under standards such as the Global Reporting Initiative, the Sustainability Accounting Standards Board
(SASB), and recommendations issued by the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (TCFD) are evaluated and rated by various organizations that assess corporate ESG performance. Unfavorable ESG ratings, or our inability to meet the ESG standards set by specific investors, may lead to unfavorable sentiment toward us, which could have a negative impact, among other things, on our stock price and cost of capital. Regulatory requirements related to ESG or sustainability reporting have been adopted in the EU that apply or will apply to us when effective, due to our revenues and employee populations in the EU, including the EU CSRD, EU
Taxonomy, and the EU CSDDD. In the U.S., such regulations have been issued requiring carbon emissions and climate risk disclosures in
California, related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending at the SEC, at the federal level for government contractors, and in other states. Globally, we anticipate an increase in carbon emissions and climate risk disclosure requirements under the International Sustainability Standards Board framework, such as the recently adopted Australian climate-related financial disclosures legislation. We expect regulatory requirements related to ESG matters to continue to expand globally, particularly in the EU. We may be affected by our ability to meet evolving and expanding emissions reporting requirements and by investor and public perception of our reporting and performance related to voluntary climate standards. Given the increasing scrutiny on ESG matters as well as the increasing number of regulatory obligations relating to our business, there is also an increasing risk that we could be perceived as or accused of making inaccurate or misleading statements regarding our performance against
ESG-related measures and/or ESG initiatives.
Failure to achieve our ESG goals, commitments and targets or comply with emerging ESG regulations could adversely affect our business, results of operations, cash flows, and financial condition. Changes in ESG regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product designs, result in carbon offset investments or otherwise could negatively impact our business and/or competitive position. Any such failure could harm our reputation, adversely impact our ability to attract and retain customers and talent and expose us to increased scrutiny from the investment community and enforcement authorities.
2024 FORM 10-K 20
International trade policies may impact demand for our products and our competitive position. Changes in government policies on foreign trade and investment can affect the demand for our products solutions, and services, impact our competitive position, subject us to escalating costs, or prevent us from being able to offer our products, solutions, and services in certain countries. The implementation of more restrictive trade policies, such as import or export controls, required licenses or authorizations to engage in business dealings with certain countries or entities, higher tariffs, restrictions on outbound investment, more detailed inspections, exchange controls, a government’s adoption of “buy national” policies, local production requirements, or other barriers to entry, in countries where we sell large quantities of products, solutions, and services could be disruptive and costly to our business and could negatively impact our business, results of operations, cash flows, financial condition, and prospects.
Failure to obtain or comply with federal, state and local government approvals, licenses, and permits may negatively affect our ability to produce, market, and sell our products, solutions, and services. Parts of our business are required to obtain, and to comply with, federal, state, and local government approvals, licenses, and permits. Any of these approvals, licenses, or permits may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of approvals, licenses, or permits may adversely affect our operations by suspending our activities or curtailing our work and may subject us to penalties and other sanctions. For example, our nuclear operations in the U.S. are subject to regulation by the NRC. Failure to obtain approval or renewal of our NRC licenses could result in significant disruptions to our nuclear business. Obtaining licenses and permits can be subject to extended time delays due to governmental requirements and policies as well as local official processes and availability.
Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including the failure to comply with EHS laws and regulations, the failure to comply with permit conditions, violations found during inspections or otherwise, or local community, political, or other opposition.
In addition, concerns about climate change and increased environmental activism could slowdown regulatory approval of fossil fuel-based power generation activities that could negatively impact the related products, solutions, and services we provide to customers. If new legislation or regulations are enacted or implemented, or if existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating approvals, licenses, or permits. Moreover, changes in industry standards and governmental regulations may cause us to incur substantial costs to adapt our products, solutions, and services. Our inability to obtain, and to comply with, the approvals, licenses, or permits required for our business could have a material adverse effect on us. In addition, our customers are often required to obtain, and comply with, approvals, licenses, or permits required for their businesses, and their failure to obtain, or comply with, those approvals, licenses, or permits may negatively impact our ability to provide products and services to them and to execute our projects.
The physical effects of climate change, including weather disruptions and related effects, could adversely impact our business.
The physical effects of climate change can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, or poor water quality). Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity generation. Such effects have the potential to affect business continuity and operating results, and could disrupt our operations or those of our customers or suppliers, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. These effects may negatively impact our business, results of operations, cash flows, and prospects.
Our operations are subject to various EHS laws and regulations, and potential litigation, and non-compliance with or liabilities under such laws and regulations could result in substantial costs, fines, sanctions, claims, additional regulatory oversight, suspension of operations, and reputational harm. We are subject to extensive domestic and international EHS regulations. In addition to EHS regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury, property damage, and human health risks due to exposure to hazardous substances, processes, or working conditions at our current or former facilities. We may also face liability in connection with the actions or omissions of third-party contractors working at our project sites or facilities. Any perceived or actual employee safety issues could result in substantial costs to us that may exceed our reserves, harm our reputation, divert management’s attention, and could potentially affect our ability to continue operating in certain jurisdictions.
In addition, we may become subject to increased regulatory oversight and suspensions of our operations for events that may occur at our projects. For example, we experienced a blade event during 2024 at our Vineyard Wind project, which, among other things, resulted in our having to suspend operations at that project for an extended period and being subject to additional regulatory oversight at that project. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Offshore Wind" for further information.
We may be impacted by material changes in EHS regulations or subject to substantial liability for environmental impacts, both of which may require increased capital expenditures. We may also be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions, and climate change regulations and initiatives increase and EHS laws and regulations grow in number and complexity. Such laws and regulations may impose additional liability on industrial manufacturers for the use or generation of chemicals, such as per/polyfluoroalkyl substances (PFAS), contained in components and products sourced in connection with manufacturing and services operations, and if adopted, may create additional liability, impact product design, manufacturing, and/or servicing and negatively affect financial results. Environmental laws also generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites, whether or not the waste was disposed of legally at the time in question. Some environmental laws provide for joint and several or strict liability for remediation of releases of hazardous substances, which could result in us incurring a liability for environmental damage without regard to our negligence or fault.
Such laws and regulations could expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time the acts were performed.
2024 FORM 10-K 21
Our nuclear operations expose us to various additional environmental, regulatory, and financial risks, including:
•potential liabilities relating to harmful effects on the environment and human health resulting from nuclear operations and the storage, handling and disposal of radioactive materials;
•unplanned expenditures relating to maintenance, operation, security, defects, upgrades and repairs required by the NRC and other government agencies;
•limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
•potential liabilities arising out of a nuclear, radiological or criticality incident, whether or not it is within our control.
Our nuclear operations are subject to various safety-related requirements imposed by the U.S. Government, the Department of Energy, and
the NRC. In the event of non-compliance, these agencies might increase regulatory oversight, impose fines or shut down our operations, depending upon the assessment of the severity of the situation. Revised security and safety requirements promulgated by these agencies could necessitate substantial capital and other expenditures. In addition, we must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.
We may be subject to periodic claims, litigation, regulatory proceedings, and enforcement actions, which may adversely affect our business and financial performance. From time to time, we are involved in claims, lawsuits, regulatory proceedings, investigations, and enforcement actions brought or threatened against us in the ordinary course of business. Our business is subject to the risk of claims involving current and former employees, affiliates, subcontractors, suppliers, competitors, stockholders, government regulatory agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions, investigations, or other proceedings. Additionally, we have had, and expect in the future to have, customers who assert contractual or other claims related to the performance or design of our products, timeliness of delivery or other aspects of our commercial relationships. Given the nature of our business, which often involves large projects and long-term commercial relationships, such claims, whether asserted in commercial discussions, litigation or other types of proceedings, can be for significant amounts.
Global enforcement of anti-corruption laws, such as the FCPA, has increased substantially in recent years, with more frequent voluntary self-disclosure by companies, aggressive investigations (including coordinated investigations across countries and governmental authorities) and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant civil and criminal fines, penalties, and other sanctions against companies and individuals. We may face liability under anti-corruption laws based upon actions or inactions even when they are not subject to our control. Our global activities can also subject us to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments of certain companies we acquire during the pre-acquisition periods. Such investigations or government scrutiny may also impact our ability to participate in various governmental financing programs and could limit our access to project financing from multilateral development banks and the World Bank.
Due to the inherent uncertainties associated with the resolution of claims, litigation, regulatory proceedings, investigations, and enforcement actions, it is often difficult to accurately predict the ultimate outcome of any such actions or proceedings. The outcome of such claims, actions, lawsuits, investigations, and proceedings, is often difficult to assess or quantify, as plaintiffs or regulatory agencies may seek injunctive relief or recovery of very large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for substantial periods of time or until the time of a final judgment, award, order or settlement. Given that our business involves large scale infrastructure projects and products and service contracts with a long duration, we are involved in commercial litigation or disputes from time to time where the initial amounts claimed by counterparties have been and may be large, even if ultimately our liability or settlement amounts to resolve such claims is significantly lower. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief.
Activist stockholders advocating for certain governance or strategic changes may also bring actions against us. These proceedings or actions could result in substantial cost and may require us to devote substantial resources to defend ourselves and distract our management from the operation of our business.
While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. We may therefore incur significant expenses defending any such suit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely affect our results of operations, and cash flows, and financial condition. For further information on material pending legal proceedings, see Note 22 in the Notes to the consolidated and combined financial statements.
We are subject to antitrust and competition laws that can result in sanctions and conditions on the way we conduct our business.
We are subject to antitrust and competition laws, which generally prohibit certain types of conduct deemed to be anti-competitive, including price fixing, bid rigging, cartel activities, price discrimination, market monopolization, tying arrangements, acquisitions of competitors, allocation schemes, and other practices that have, may have, or are perceived to have an adverse effect on competition. Regulatory authorities may have authority to impose fines and sanctions or to require changes or impose conditions on the way we conduct business in connection with alleged non-compliance with applicable law. Under certain circumstances, violations of antitrust laws could result in suspension or debarment of our ability to contract with certain parties or complete certain transactions. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement or private rights of action could adversely affect our business or damage our reputation. In addition, as previously reported by GE, the power and grid businesses that GE acquired from Alstom in 2015 were the subject of significant cases involving alleged anti-competitive conduct or improper payments by Alstom in the pre-acquisition period. A number of these matters remain ongoing as we seek to resolve them, and it is possible that additional claims from legacy Alstom conduct could arise in the future. Conducting internal investigations or responding to audits or investigations by government agencies could be costly and time-consuming. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
2024 FORM 10-K 22
We are subject to laws and regulations governing government contracts, public procurement, and government reimbursements in many jurisdictions, and the failure to comply could adversely affect our business. We have agreements relating to the sale of our offerings to government entities around the world. As a result, we are subject to various statutes and regulations in a variety of jurisdictions that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts and government contracts may contain terms and conditions that are not applicable to private contracts or that expose us to higher levels of risk and potential liability than non-government contracts. Similarly, most jurisdictions have public procurement laws and reimbursement policies that set out rules and regulations for purchases and reimbursements by governmental entities. Certain countries impose additional requirements on government suppliers as a prerequisite to doing business in the country including, among other things, local headcount requirements, local manufacturing and supplier requirements, and technology or IP transfers. These jurisdictions may modify their laws, policies, rules, or regulations, or impose new requirements that could adversely affect our business.
For contracts with the U.S. federal government, with certain exceptions, we must comply with the Federal Acquisition Regulation and applicable agency rules, the Procurement Integrity Act, the Buy American Act, and/ or the Trade Agreements Act. Some governmental entities, including the U.S. federal government, can terminate contracts for their convenience or for our default. These governmental entities may also be subject to continued legislative funding approval. Early termination for convenience of one or more of our contracts, or a change in a government customer’s funding levels, could impact our expected revenues. A termination for default of one or more of our contracts could subject us to penalties and damages resulting from the default, including costs for the governmental entity to reprocure the items under contract, in addition to other penalties previously listed. In addition, the U.S. federal government could invoke the Defense
Production Act, requiring that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts. In such circumstances, we may be required to reallocate time and resources away from our customers to fulfill U.S. federal government requests under the Defense Production Act. This could cause us to be unable to fulfill contractual obligations to non-U.S. federal government customers and harm long-term business relationships with our customers, suppliers, and channel partners, which could adversely affect our business.
We are also subject to government audits, investigations, and oversight proceedings with respect to regulations governing government contracts, public procurement, and government reimbursements. Efforts to ensure our business arrangements comply with applicable laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future laws and regulations. If any such actions are instituted against us, defense can be costly, time-consuming, and may require significant financial and personnel resources. If we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government programs, contractual damages, reputational harm, delayed or reduced payments, diminished profits and future earnings, and curtailment or restructuring of our operations. In addition, any of our government contracts could be terminated or we could be suspended or debarred from all government contract work or participation in projects involving multilateral development banks. Any of these risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.
Our failure to comply with financial services regulatory obligations could damage our reputation, result in regulatory action against us and adversely affect our business. Certain of our affiliates are or intend to become a broker-dealer or a registered investment adviser, as applicable, and will provide fee-based services in respect of the arranging and syndication of securities, transaction advisory and structuring, and investment management inclusive of tax equity investments. For the first two years of GE Vernova’s existence, these services will be provided to GE on a cost-basis. In the future, such services may be provided to third parties on an arms-length basis. For more information, see “Certain Relationships and Related Person Transactions—Agreements with GE—Framework Investment Agreement”
in the Information Statement. While we believe these kinds of transactions are beneficial to our business, the functions that these affiliates will perform may give rise to conflicts of interest, because these transactions will typically involve investments in large energy infrastructure projects to which GE Vernova’s businesses will sell equipment and services. Such conflicts of interest, whether actual or perceived, may result in potential litigation or regulatory enforcement actions. Broker-dealers are registered with the SEC and are members of self-
regulatory organizations such as FINRA. As such, they are subject to the regulations established under the Exchange Act and FINRA rules.
Registered investment advisers are registered with the SEC and are subject to the requirements and regulations of the Advisers Act. The regulations to which broker-dealers and registered investment advisers are subject are extensive and evolving over time, and the level of financial regulation has generally increased in recent years. A failure to comply with the obligations imposed by the Advisers Act, Exchange
Act or FINRA rules, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions, and reputational damage, and could have a material adverse effect on our business, financial condition, and results of operations. See Item 1. "Business—Regulation—Manufacturer and Servicer—Financial
Services" for further information.
Risks Relating to Employee Matters
If we are unable to attract and retain highly qualified personnel, we may not be able to execute our business strategy effectively and our operations and financial results could be adversely affected. Our operations and future success depend on our ability to recruit, develop, and retain highly qualified personnel, particularly our senior management team, key employees and technical personnel, and on our efficient utilization of our workforce. Our team members are the key resource to developing, manufacturing, and delivering our products and providing technical services to our customers around the world. Some of our project sites involve placing team members in geographically remote or high-risk locations, and we may expend significant efforts and incur substantial costs to satisfy employee safety criteria and retain highly skilled personnel. For example, the installation, operation, and maintenance of offshore wind turbines is difficult, labor intensive, and costly, and requires the availability of a highly skilled labor force. Notwithstanding our safety precautions and compliance with applicable laws and regulations, we have experienced safety incidents that resulted in serious injury and death, involving our employees and contractors, and we may be unable to avoid similar incidents in the future. Any safety concerns or incidents, regardless of fault, could adversely affect our ability to attract additional qualified employees or contractors. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees and contractors include employee morale, our reputation, competition from other employers, our ability to manage attrition, and availability of qualified individuals. Difficulties in hiring or retaining highly qualified personnel, the failure to properly manage succession plans, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base as well as difficulties in efficient utilization of our workforce could have an adverse impact on our business
2024 FORM 10-K 23
performance, reputation, results of operations, liquidity, or financial condition. Failure to ensure that we have the depth and breadth of personnel with the necessary skill set and experience, or the loss of key employees, could impede our ability to deliver our growth objectives and execute our strategy.
We have significant net liabilities with respect to our postretirement benefit plans, including pension, healthcare, and life insurance benefits obligations, and the actual costs of these obligations could exceed current estimates and asset returns could be less than current estimates. As of December 31, 2024, our total postretirement benefit plans’ net liabilities for our employees, our former employees, and certain legacy former employees unrelated to our core business and allocated to us by GE was approximately $1.7 billion. These net liabilities arise under multiple benefit plans and statutory obligations in various countries. Increases in pension, healthcare, and life insurance benefits obligations and costs and decreases in rate of return of associated assets can adversely affect our earnings, cash flows, and financial condition. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees and there can be no assurance that the measures we have taken to control increases in these costs will succeed and this could have a material adverse effect on our business results, cash flows, and financial condition. Most of the liabilities arise under pension plans, including defined benefit pension plans, and include plans that are fully funded, partly funded, or unfunded.
Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates, discount rate, and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase in equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although U.S. GAAP expense and pension funding contributions are not directly related, key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash we would be required to contribute to pension plans under the
Employee Retirement Income Security Act of 1974 (ERISA). Failure to achieve expected returns on plan assets driven by various factors, including sustained market volatility, could also result in an increase in the amount of cash we would be required to contribute to pension plans.
The defined benefit obligation is determined by actuarial assumptions such as the rate of compensation increase or pension progression rate and biometric factors (such as participant mortality), as well as the discount rate applied. The basis for determining the discount rate is in principle the yield on high-quality corporate bonds. A change of the discount rate and changes of the assessments of market yields used may result in significant changes to the defined benefit obligation. Differences between actual experience and the predicted actuarial assumptions, discount rates, and investment performance on plan assets can affect defined benefit plan liabilities.
We assumed certain liabilities from GE in connection with the Spin-Off, including some liabilities unrelated to our core business. For example, we retained and assumed responsibility for certain liabilities for pension, healthcare, and life insurance benefits previously provided to GE employees, including our employees, our former employees, and certain other legacy former employees unrelated to our core business and allocated to us by GE. We currently partially rely on estimates and assumptions made by GE with respect to the scope, probability, and magnitude of these liabilities. Such estimates and assumptions involve complex judgments which are difficult to make.
Actual developments may differ from estimates and assumptions, thereby resulting in an increase or decrease in our actual obligations for these liabilities. Changes in economic conditions, financial markets, investment performance, or legal conditions governing these liabilities can result in significant increases or decreases in the size of our actual obligations over time. Any of these factors and developments could have a material adverse effect on our business results, cash flows, financial condition, or prospects. Furthermore, accounting standards and legal conditions governing our pension obligations are subject to changes in applicable legislation, regulations, or case law. We cannot provide any assurance that we will not incur new or more extensive pension obligations in the future due to such changes.
Any of these factors and developments could have a material adverse effect on our business results, cash flows, financial condition, or prospects. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligation, see Note 13 in the Notes to the consolidated and combined financial statements.
Disruptions caused by labor disputes or organized labor activities could harm our business. A significant number of our employees around the world are members of, or represented by, labor unions and are covered by collective bargaining agreements with varying durations and expiration dates. Many of our European employees belong to, or are represented by, works councils. Union and works council requirements may limit our flexibility in managing costs and responding to market changes. In addition, employees who are not currently members of, or otherwise represented by, labor organizations may seek such membership or representation, as applicable, in the future.
We cannot ensure that existing collective bargaining agreements will prevent a strike or work stoppage at our facilities in the future, that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, including healthcare, pensions, or other benefits, or that a breakdown in such negotiations will not result in the disruption of our operations, including by way of strikes or work stoppages. In addition, negotiations with labor unions, possible work stoppages and other labor problems could divert management attention, which could further harm our business. Furthermore, some of our customers and suppliers have unionized work forces. We may experience an adverse impact on our operating results, financial condition, cash flows, and competitive position if we are subject, directly or indirectly, to labor actions by our or our suppliers’ or customers’ employees, or as a result of general country strikes or work stoppages unrelated to our business or collective bargaining agreements.
Our reputation and our ability to conduct business may be impaired by improper conduct by any of our employees, agents, or business partners. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of our employees, agents, or business partners could have a significant negative impact on our business and reputation. Such misconduct could include payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, data privacy, and lobbying and similar activities. The FCPA, the U.K. Bribery Act of 2010, the Brazil Clean Companies
Act, China’s Unfair Competition Law, India’s Prevention of Corruption Act, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose
2024 FORM 10-K 24
of obtaining or retaining business. We operate in parts of the world that have experienced governmental corruption to some degree. It is possible that the controls that we undertake to facilitate lawful conduct, which include training, internal control policies, and other safeguards to educate our employees and certain third parties, could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Any alleged or actual violations of these laws or regulations may subject us to government scrutiny, criminal, civil, or administrative sanctions, stockholder lawsuits, reputational damage, and other liabilities. In some instances, we make self-disclosures to relevant authorities who may pursue or decline to pursue enforcement proceedings against us. The costs associated with the investigation, remediation, and potential notification of any violation to customers, regulators, and counterparties could be material. Any of the foregoing could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
Risks Relating to Technology and Intellectual Property
We may be unable to obtain, maintain, protect, or effectively enforce our IP rights. We cannot assure that our means of obtaining, maintaining, and enforcing our IP rights will be adequate to maintain a competitive advantage. The laws of many jurisdictions may not protect our IP rights or provide an adequate forum to effectively address situations where our IP rights have been compromised.
Furthermore, protecting against the unauthorized use of proprietary technology is difficult and expensive and we may need to litigate with third parties to enforce or defend patents issued to us and our other IP rights or to determine the enforceability and validity of our proprietary rights or those of others. Determining whether an offering infringes, misappropriates, or otherwise violates a third party’s IP rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain and may not always be consistent. An adverse determination in any such litigation could materially impair our IP rights and may have a negative impact on our business.
From time to time, we may receive notices from third parties alleging infringement, misappropriation, or violation of their IP rights. We are also subject to lawsuits alleging infringement, misappropriation, or other violation of third-party IP rights. When such claims are asserted against us (or to avoid such claims), we may sometimes seek to license the third party’s IP rights, which may be costly. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we are unable to obtain an adequate license, we may be subject to lawsuits seeking damages or an injunction against the manufacture, import, marketing, sale, or operation of certain of our offerings or against the operation of part of our business as presently conducted. Any settlement payment or other compromise may have future repercussions on our ability to defend and protect certain of our IP rights. We do not maintain insurance for claims or litigation involving the infringement, misappropriation, or other violation of IP rights. Regardless of the merits or outcome, the resolution of any IP dispute could require significant financial and management resources.
Adverse judicial rulings or our entry into any license or settlement agreement in connection with third-party claims could affect our ability to compete on certain offerings and have a material adverse effect on our business results, cash flows, financial condition, or prospects. Our agreements with our customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of certain third-party IP claims. We may not always be successful in limiting our liability with respect to such obligations and could become subject to large indemnity payments or damages claims from contractual breach, which could harm our business results, cash flows, financial condition, or prospects. Furthermore, protecting confidential information and trade secrets can be difficult and, even if a successful enforcement action is brought, such action may not be effective in protecting our confidential information and trade secrets. Additionally, the increased sharing of our data with third parties as a result of right to repair legislation could increase the risk of loss or damage to our confidential information and IP. If we cannot adequately obtain, maintain, protect, or enforce our IP rights, our competitors may be able to compete more successfully against us, which could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
We may not receive protection for pending or future applications relating to IP rights owned by or licensed to us and the scope of protection allowed under any issued IP rights may not be sufficiently broad to protect our products, services, solutions, and any associated trademarks. Products sold by our competitors may infringe, misappropriate, or otherwise violate IP rights owned or licensed by us. Any issued IP rights owned by or licensed to us may be challenged, invalidated, held unenforceable, or circumvented in litigation or other proceedings, and these limited IP rights may not provide us with effective competitive advantages. Intellectual property rights may also be unavailable, limited, unenforceable, or practically unenforceable in some countries, and some governments may require us to transfer our
IP rights to local entities to do business in their jurisdiction, either of which could make it easier for competitors to capture increased market position. We may also incur substantial costs to protect ourselves in litigation or other proceedings involving the validity and enforceability of our IP rights. If claims against us are successful, we could lose valuable IP rights. An unfavorable outcome in any such litigation could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
We do not own the GE trademark or logo, and any elimination of our rights to use specified trademarks granted to us under our
Trademark License Agreement with GE could have an adverse effect on our business results, cash flows, financial condition, or prospects. We do not own the GE trademark or logo, which we use in line with our Trademark License Agreement with GE and in combination with the “Vernova” trademark that is owned by us. GE owns and controls the GE brand, and the integrity and strength of the
GE brand will depend in large part on the efforts and businesses of GE and other licensees of the GE brand and how the brand is used, promoted, and protected by them, which will be largely outside of our control.
Furthermore, there are certain circumstances under which the Trademark License Agreement may be terminated. Termination of the
Trademark License Agreement would eliminate our rights to use the specified trademarks granted to us under this agreement and may result in our having to negotiate a new or reinstated agreement with less favorable terms or cause us to lose our rights under the
Trademark License Agreement, which would require us to change our corporate name and undergo significant rebranding efforts. These rebranding efforts may require significant resources and expenses and may affect our ability to attract and retain customers, all of which could have an adverse effect on our business results, cash flows, financial condition, or prospects. We own the “Vernova” trademark and have taken steps to protect it. We have filed trademark applications and have been issued registrations for this trademark around the world.
We cannot be certain that, notwithstanding the legal protections, others do not or will not infringe or misappropriate our IP rights in this trademark.
2024 FORM 10-K 25
Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to our systems, networks, products, solutions, services, and data, as well as our reputation, which could adversely affect our business. We manufacture and sell products that rely upon software and computer systems to operate properly and process and store confidential information. Our products often are connected to, and reside within, our customers’ information technology (IT) infrastructures.
In some jurisdictions, we are expected to design our products to include appropriate cybersecurity protections, and regulatory authorities review such protections when granting marketing authorizations. The measures we take to protect our products and IT systems from unauthorized access may not be effective, particularly because techniques used to obtain unauthorized access or to sabotage systems change frequently, increase in sophistication, and often are not recognized until launched against a target. These risks apply to our installed base of products, products we currently sell, new products we will introduce in the future, and older technology that we no longer sell or service but remains in use by customers.
Increased global cybersecurity vulnerabilities, threats, computer viruses, and more sophisticated and targeted cyber-related attacks, such as ransomware, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to our security. They also pose a risk to the security of our customers', partners', suppliers', and third-party service providers' infrastructure, products, systems, and networks and the confidentiality, availability, and integrity of our data and our customers’ data, as well as associated financial risks. As attackers become more capable (including sophisticated state or state-affiliated actors), and as critical infrastructure increasingly becomes digitized, the risks in this area continue to grow. A significant cyber-related attack, such as an attack on power grids or power plants, could pose broader disruptions and adversely affect our business even if such an attack does not involve our products, solutions, services, or systems. We have also observed an increase in third-party cyber incidents and ransomware attacks on our suppliers, service providers and software providers, and our efforts to mitigate adverse effects on us if this trend continues may not be successful in the future. The large number of suppliers that we work with requires significant effort for the initial and ongoing verification of their implementation of effective cybersecurity requirements. The increasing degree of interconnectedness and shared liability between us and our partners, suppliers, and customers also poses a risk to the security of our network as well as the larger ecosystem in which we operate. There can be no assurance that our various cybersecurity measures - including employee training, monitoring and testing, performing security reviews and requiring business partners with connections to our network to appropriately secure their IT systems, and maintaining protective systems and contingency plans - will be sufficient to prevent, detect, and limit the impact of cyber-related attacks, and we remain vulnerable to known or unknown threats. For example, we outsource certain cybersecurity functions and will continue to look for opportunities to utilize managed security service providers. In addition, we collaborate with GE Aerospace on certain cybersecurity functions and will continue to do so during a transition period following our Spin-Off. These arrangements will increase our overall cyber risk given the degree of our interconnectedness with the provider and the potential impact on our outsourced functions that could be caused by an attack on such a provider.
In addition to existing risks from the integration of digital technologies into our business portfolio, the adoption of new technologies in the future may also increase our exposure to cybersecurity incidents and failures. An unknown vulnerability or compromise could potentially impact the security of our software or connected products and lead to the misuse or unintended use of our products, loss of our IP, misappropriation of sensitive, confidential or personal information, safety risks or unavailability of products.
We also have access to sensitive, confidential or personal information or information in our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. We have vulnerability to security incidents, theft, misplaced, lost or corrupted data, programming errors, employee errors or malfeasance (including misappropriation by departing employees) that could potentially lead to the material compromise of sensitive, confidential or personal information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of or denial of access to information, defective products, production downtimes, and operational disruptions.
Furthermore, we rely on software, hardware, and other material components from a number of third parties to manufacture our products. If a material cyber incident impacting a supplier were to result in its prolonged inability to manufacture and/or ship such components, this could impact our ability to manufacture our products. In addition, third-party sourced software components, malicious code, or a critical vulnerability emerging within such software could expose our customers to increased cyber risk. If we were to experience a significant cybersecurity incident impacting our information systems or data, the costs associated with the investigation, remediation, and potential notification of the incident to customers, regulators, and counterparties could be material. Any such impact could result in financial or reputational damage, as well as expose us to litigation and regulatory enforcement actions.
Failure to comply with evolving data privacy and data protection laws and regulations or to otherwise protect personal information in the jurisdictions in which we operate, may adversely impact our business and financial results. We have access to sensitive, confidential, proprietary, or personal information (including employee information) in our businesses that is subject to a variety of jurisdiction specific data privacy and security laws, regulations, standards, contractual obligations, or customer-imposed controls. The legal and regulatory environment related to data privacy, data protection, and cyber security is increasingly complex and rigorous, with new and constantly evolving requirements applicable to our business. This evolution is further complicated by the adoption of new technologies, particularly generative AI, which raises novel privacy and security issues. Enforcement practices vary widely in the jurisdictions in which our businesses operate and are likely to remain uncertain for the foreseeable future.
As a result of our worldwide operations, we are subject to rapidly shifting privacy and data protection laws and regulations. In the U.S., various federal and state regulators, including the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations, and standards concerning personal information, privacy, and data security. There are also U.S. state privacy laws that impose privacy and security obligations on companies that collect and process personal information. These state laws, and similar state or federal laws or regulations that may be enacted in the future, may require us to modify our data processing practices and policies and thus incur substantial compliance-related expenses or otherwise suffer adverse impacts on our business. Internationally, many of the jurisdictions in which we operate have adopted unique data privacy and cybersecurity legal frameworks with which we must comply. Violations of applicable data privacy or data protection laws or regulations could result in substantial fines, regulatory investigations, reputational damage, orders to cease processing or to change uses of data, sanctions, and enforcement notices, and raise the potential for civil claims and proceedings, including class action litigation.
2024 FORM 10-K 26
International, federal, and state laws, regulations, and standards can differ significantly from one another and may be interpreted and applied differently over time and from jurisdiction to jurisdiction. It is not uncommon for there to be a period of uncertainty over how to practically apply the law, such as when there is a delay in regulators issuing supplementary guidance or implementing regulations to provide clarity on their expectations. We are also observing an increase in jurisdictional specific requirements related to the cross-border transfer of personal information, which can bring complexity to processing operations that are supported by external third parties located globally. Given our global footprint, this complexity may significantly complicate our compliance efforts and impose considerable costs, such as costs related to organizational changes, modification of our data processing practices and policies, implementation of additional protection technologies, or consultation with third parties who have jurisdictional expertise. In addition, compliance with applicable requirements may take time away from management of other issues and can divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with applicable international, federal, or state laws, regulations, standards, contractual obligations, or customer-imposed controls relating to data privacy and security could adversely affect our business and result in damage to our reputation and our relationship with our customers.
Risks Relating to Financial, Accounting, and Tax Matters
Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other that the U.S.
dollar. Our business is subject to foreign currency exchange rates fluctuations, particularly with respect to the Euro and the British pound sterling.
Changes in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have an adverse effect on our business, cash flows, financial condition, and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted, including revenue decreases due to unfavorable foreign currency impacts. Strengthening of the U.S. dollar relative to the euro and the currencies of the other countries in which we do business, could materially and adversely affect our ability to compete in international markets and our sales growth in future periods. In addition, we may be unable to hedge the effects of foreign exchange rate and interest rate changes in a cost-effective manner. For a discussion of the ways and extent to which we attempt to mitigate the impact of foreign exchange risk, see Note 20 in the Notes to the consolidated and combined financial statements and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.
We may not be able to access the capital and credit markets on terms that are favorable to us, or at all, and we may be restricted or delayed in accessing our cash held overseas. Our business relies on the availability of financing for our products and services. The capital and credit markets may experience extreme volatility or disruptions that may lead to uncertainty and liquidity issues for both borrowers and investors. Certain customers and suppliers, as well as our business, may need access to credit and trade finance lines and other financing instruments for certain transactions. We have a $3.0 billion committed credit facility and a $3.0 billion committed trade finance facility, but there can be no assurance that these facilities will be sufficient to meet our future needs for such transactions.
Additionally, we may need to access the capital markets to supplement our existing funds and cash generated from operations to satisfy our needs for example, for working capital or capital expenditure requirements. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, and the repricing of market risks and volatility in capital and financial markets. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms, or at all, and changes in credit ratings issued by nationally recognized credit-rating agencies could adversely affect our ability to obtain capital market financing and the cost of such financing. Additionally, a large portion of our total consolidated cash will be held overseas and may not be efficiently accessible to GE Vernova to finance or to otherwise support our capital market requirements. Such factors may impact our ability, or the ability of our customers or suppliers, to obtain debt financing, guarantees, or hedging from financial institutions which may negatively impact our business.
In addition, large energy projects may require co-financing of projects through project development loans, structured debt financing or equity investments, including those done in collaboration with our Financial Services business. It is possible that such financing may not be available, or that the cost may be higher than anticipated, negatively impacting our ability to bid for certain projects, or negatively impacting our earnings, cash flows, and returns. The termination of, expiration of, or exhaustion of funding capacity or commitments available to us under our Framework Investment Agreement with GE, our inability to maintain sufficient balance sheet capacity to make future tax equity commitments, or an inability to generate sufficient U.S. tax base to allow us to monetize tax credits, could reduce our ability to make, or prevent us from making at all, future such investments, which could further negatively impact our financial condition. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, prospects, and the market price of our securities.
Future material impairments in the value of our long-lived assets, including goodwill, could adversely affect our business. We review our long-lived assets, including identifiable intangible assets, goodwill, and property, plant, and equipment (PP&E), for impairment at least annually. All long-lived assets are reviewed when there is an indication that impairment may have occurred. Changes in market conditions or other changes in the outlook of value may lead to impairment charges in the future. In addition, we may sell assets that we determine are not critical to our strategy. Future events or decisions may lead to asset impairments or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction, or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations.
Changes in tax laws, tax rates, tariffs, adverse positions taken by taxing authorities, and tax audits could impact operating results. We are subject to income and other taxes (including sales, excise, and value-added) in the U.S. and numerous foreign jurisdictions. The determination of the Company’s worldwide provision for income taxes and liability for income and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the Company operates. These factors, together with changes in tax laws, tax rates, tariffs, changes in interpretation of tax laws, the resolution of tax
2024 FORM 10-K 27
assessments or audits by various tax authorities, and the ability to fully utilize tax loss carryforwards and tax credits, could impact our operating results, including additional valuation allowances for deferred tax assets. Potential changes to tax laws, including changes to taxation of global income, may have an effect on our subsidiaries structure, operations, sales, liquidity, cash flows, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by U.S. federal, state or non-U.S. governments such as newly adopted global minimum taxes or other changes to the treatment of global income could increase our cash tax costs and effective tax rate. We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could potentially result in higher tax expense and payments, along with increasing the complexity, burden, and cost of compliance.
Our tax burden could increase as a result of ongoing or future tax audits. We are subject to periodic tax audits by tax authorities. Tax authorities may not agree with our interpretation of applicable tax laws and regulations. As a result, such tax authorities may assess additional tax, interest, and penalties. We regularly assess the likely outcomes of these audits and other tax disputes to determine the appropriateness of our tax provision and establish reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of any tax audit or other tax dispute or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves. As such, the actual outcomes of these disputes and other tax audits could have a material impact on our financial results.
Our ability to use deferred tax assets may be subject to limitation. We have deferred tax assets in certain countries and our ability to use such assets will depend on taxable income generation in the relevant countries. Further, while the majority of these assets either do not currently have an expiration date or have an expiration date that is later than when we expect to use such assets, subsequent changes to applicable tax laws in these jurisdictions could impact our ability to fully benefit from the deferred tax assets.
Risks Relating to the Spin-Off
The Spin-Off could result in significant tax liability to GE and its stockholders if it is determined to be a taxable transaction. GE received a private letter ruling from the IRS to the effect that, among other things, the Spin-Off, qualifies as a transaction that is tax-free for
U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In connection with the completion of the Spin-Off, GE received a written opinion from each of Paul, Weiss, Rifkind, Wharton & Garrison LLP and Ernst & Young, LLP to the effect that the Spin-
Off qualifies for non-recognition of gain and loss under Section 355 and related provisions of the Code.
The opinion of counsel and the opinion of Ernst & Young, LLP did not address any U.S. state or local or foreign tax consequences of the
Spin-Off. Each opinion assumed that the Spin-Off would be completed according to the terms of the Separation and Distribution Agreement and relies on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Information Statement and a number of other documents.
In addition, the opinion of counsel, the opinion of Ernst & Young, LLP, and the private letter ruling relied on certain facts, assumptions, representations, and undertakings from GE and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, GE and its stockholders may not be able to rely on the opinion of counsel, the opinion of Ernst & Young, LLP, or the private letter ruling and could be subject to significant tax liabilities.
The opinion of counsel and the opinion of Ernst & Young, LLP will not be binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinion of counsel, the opinion of Ernst & Young, LLP, or the private letter ruling, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of GE or us after the Spin-Off. If the conclusions expressed in the opinion of counsel or the opinion of Ernst
& Young, LLP are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-Off (including the tax consequences to GE and the U.S. Holders (as defined in the Information Statement)) could be materially less favorable.
If the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, each
U.S. Holder who received our common stock in the Spin-Off would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (i) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of GE’s current or accumulated earnings and profits; (ii) a reduction in the U.S. Holder’s basis
(but not below zero) in GE common stock to the extent the amount received exceeds the stockholder’s share of GE’s earnings and profits;
and (iii) taxable gain from the exchange of GE common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of GE’s earnings and profits and the U.S. Holder’s basis in its GE common stock. See “Material U.S. Federal Income Tax
Consequences of the Spin-Off” in the Information Statement.
If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to GE, which could adversely affect our business, financial condition, cash flows, and results of operations. If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for non-
recognition of gain or loss under Section 355 and related provisions of the Code, we could be required by our Tax Matters Agreement with
GE to indemnify GE for the resulting taxes and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition, cash flows, and results of operations.
For example, if we or our stockholders were to engage in transactions that resulted in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Spin-Off, the Spin-Off would generally be taxable to GE, but not to GE stockholders, under Section 355(e), unless it were established that such transactions and the Spin-Off were not part of a plan or series of related transactions. If the Spin-Off were taxable to GE due to such a 50% or greater change by vote or value in the ownership of our stock, GE would recognize gain equal to the excess of the fair market value on the April 2,
2024 FORM 10-K 28
2024 (Distribution Date) of our common stock distributed to GE stockholders over GE’s tax basis in our common stock, and we generally would be required to indemnify GE for the tax on such gain and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition, cash flows, and results of operations. See “Certain
Relationships and Related Person Transactions— Agreements with GE—Tax Matters Agreement" in the Information Statement.
We agreed to numerous restrictions to preserve the non-recognition tax treatment of the Spin-Off, which may reduce our strategic and operating flexibility. To preserve the tax-free nature of the Spin-Off and related transactions, we agreed in the Tax Matters
Agreement to covenants and indemnification obligations that address compliance with Section 355 and related provisions of the Code, as well as state, local and foreign tax law. These covenants include certain restrictions on our activity for a period of two years following the
Spin-Off. Specifically, we are subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale, and stock redemption transactions with respect to our stock or assets and we may be required to indemnify GE against any resulting tax liabilities even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.
See “Certain Relationships and Related Person Transactions— Agreements with GE—Tax Matters Agreement” in the Information
Statement.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off. We may be unable to achieve the full strategic and financial benefits expected to result from the separation and distribution, or such benefits may be delayed or not occur at all. We believe that, as an independent, publicly traded company, we are able to, among other things, more effectively focus on our own distinct operating priorities and strategies, better address specific market dynamics and target innovation, create incentives for our management and employees that align more closely with our business performance and the interests of our stockholders, achieve operational simplification and cost savings, and articulate a clear investment proposition and tailored capital allocation policy to attract a long-term investor base best suited to our business needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) compliance with the requirements of being an independent, publicly traded company require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business; (ii) we may be more susceptible to market fluctuations, actions by activist stockholders, and other adverse events than if we were still a part of GE; (iii) our businesses are less diversified than GE’s businesses prior to the separation; (iv) the actions required to separate GE’s and our respective businesses could disrupt our operations;
and (v) under the terms of the Tax Matters Agreement, we are restricted from taking certain actions that could cause the Spin-Off to fail to qualify as a tax-free transaction and these restrictions may limit us for a period of time from pursuing strategic transactions and equity issuances or engaging in other transactions that may increase the value of our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, cash flows, and results of operations could be adversely affected.
We could incur substantial additional costs and experience temporary business interruptions, and we may not be adequately prepared to meet the requirements of an independent, publicly traded company on a timely or cost-effective basis. Prior to the
Spin-Off, we operated as part of GE, and GE provided us with various corporate functions. Following the Spin-Off, GE does not provide us with assistance other than the transition and other services described under “Certain Relationships and Related Person Transactions” in
the Information Statement. These services do not include every service that we received from GE in the past, and GE is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Following the cessation of any transition services agreements, we need to provide internally or obtain from unaffiliated third parties the services we will no longer receive from GE. Although we have made progress in providing and obtaining such services, we may be unable to replace all of these services in a timely manner or on terms and conditions as favorable as those we receive from GE.
Since the Spin-Off, we have been installing and implementing IT infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, and indirect sourcing. We may incur substantially higher costs than anticipated as we continue our transition from the existing transactional and operational systems and data centers we used as part of GE. If we are unable to complete our transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new IT infrastructure could disrupt our business and have a material adverse effect on our results of operations.
In addition, we are subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. Beginning with our Annual Report on Form 10-K for the year ended December 31, 2025, we will be required to conduct an annual management assessment of the effectiveness of our internal control over financial reporting and include a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Under the Sarbanes Oxley Act of 2002, as amended (the Sarbanes Oxley Act), we are also required to maintain effective disclosure controls and procedures. These reporting and other obligations may place significant demands on management, administrative, and operational resources, including accounting systems and resources. If we fail to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act, we may be unable to conclude that our internal control over financial reporting is effective. If we are not able to comply with the requirements of Section 404 of the Sarbanes Oxley
Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting might not
2024 FORM 10-K 29
prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock, and could adversely affect our ability to access the capital markets.
We have limited operating history as an independent, publicly traded company, and our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results. We derived the historical combined financial information for 2022 and 2023 included in this
Annual Report on Form 10-K from GE’s consolidated financial statements, and this information does not necessarily reflect the results of operations, cash flows, and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Spin-Off, we operated as part of GE, and GE performed various corporate functions for us. Our historical combined financial information for 2022 and 2023 reflects allocations of corporate expenses from GE for these functions. These allocations may not reflect the costs we have incurred or will incur for similar services as an independent, publicly traded company.
•The agreements and transactions we entered into with GE in connection with the Spin-Off, such as GE’s provision of transition and other services and indemnification obligations, have caused and will continue to cause us to incur new costs. See “Certain
Relationships and Related Person Transactions—Agreements with GE” in the Information Statement.
•Our historical combined financial information for 2022 and 2023 does not reflect changes that we have experienced and that we expect to continue to experience as a result of our separation from GE, including changes in the financing, cash management, operations, cost structure, and personnel needs of our business. As part of GE, we enjoyed certain benefits from GE’s operating diversity, reputation, size, purchasing power, ability to borrow, and available capital for investments; following the Spin-Off, we no longer have those benefits.
Following the Spin-Off, we have incurred and will continue to incur additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations, and public financial reporting. Our success depends on our ability to continue to integrate our businesses that operate in various aspects of the power industry, which historically operated separately into one cohesive company. In addition, we depend on the successful cooperation of our leadership team, who have limited experience leading our business. For additional information about our past financial performance and the basis of presentation of our combined financial statements, see “Unaudited Pro Forma Condensed Combined
Financial Statements" in the Information Statement and the “Management’s Discussion and Analysis of Financial Condition and Results of
Operations,” and our combined and consolidated financial statements and the notes thereto included in the Information Statement and in this Annual Report on Form 10-K.
Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in, or because of their previous or continuing positions with, GE or other entities with which we have commercial arrangements.
Because of their current or former positions with GE, certain of our executive officers and directors own equity interests in both us and GE.
Continuing ownership of GE shares and equity awards could create, or appear to create, potential conflicts of interest if we and GE face decisions that could have implications for both us and GE. Our Board chair currently also serves on the board of directors of GE. Potential conflicts of interest could arise in connection with the resolution of any dispute between us and GE regarding the terms of the agreements governing the separation and distribution and our relationship with GE following the separation and distribution. See “Certain Relationships and Related Person Transactions” in the Information Statement for information about some of these agreements. Potential conflicts of interest may also arise out of any commercial arrangements that we or GE may enter into in the future. In addition, some of our independent directors serve on boards or management of companies with which we have commercial relationships, including investors.
Similar potential conflicts of interest could arise as a result. A dispute regarding a potential or actual conflict of interest involving us and GE or any of such other companies could negatively impact our businesses, results of operations, cash flows, and financial condition. In addition, public perception of such an actual or apparent conflict of interest could pose reputational risks and expose us to increased scrutiny from investors and regulators. Although we have policies governing conflicts of interest, they may not sufficiently protect against these risks.
Our written code of conduct applies to our directors and executive officers, as well as employees, and intends to promote honest and ethical conduct, including the handling of actual or apparent conflicts of interests between personal and professional relationships. Our governance principles assist with governance practices, including a requirement that directors disclose actual or potential conflicts of interest and recuse themselves from any discussion or decision affecting their personal, business, or professional interests. The governance principles also delegate the resolution of any conflict of interest question involving a director or an executive officer to the
Nominating and Governance Committee and the resolution of any conflict of interest issue involving any other officer of the Company to the
CEO. In addition, each of our officers and directors have confirmed their ongoing obligation to notify management of their outside activities, which enables management to monitor future potential conflicts of interest, whether with GE or other third parties.
We may not be able to arrange for the termination or replacement of, and the release of GE and its subsidiaries from, the remaining parent company credit support obligations. To support GE Vernova in selling products and services globally, prior to the
Spin-Off, GE entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what are subsidiary legal entities transacting directly with customers of GE Vernova, in addition to having provided similar credit support for some non-customer related activities of GE Vernova (collectively, “GE credit support”), which is further described in "Certain Relationships and Related Person Transactions— Agreements with GE—Separation and Distribution Agreement—Credit
Support” section in the Information Statement. The Separation and Distribution Agreement requires us to use reasonable best efforts to arrange for the termination or replacement of, and the release of GE and its subsidiaries from, all GE credit support. See Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Parent
Company Credit Support" for information about the amounts of the parent company guarantees. For the obligations that remain outstanding under GE credit support, we are required to indemnify GE against any amounts paid in connection with such GE credit support. Pursuant to the Separation and Distribution Agreement, we are subject to certain restrictions and covenants with respect to contracts underlying GE credit support under which GE or its subsidiaries remain liable, including a prohibition on certain amendments and on any disposition of such contracts (including indirectly through dispositions of our subsidiaries). These provisions may restrict us from extending contracts, or amending contracts in a manner which increases GE’s obligations under, outstanding GE credit support, or require us to obtain third-party
2024 FORM 10-K 30
credit support with respect to such obligations. In each case, these provisions could delay or prevent the accomplishment of our objectives and adversely affect our business. In addition, so long as obligations remain outstanding under GE credit support, unless GE otherwise consents, it will be a condition to any acquisition or change of control of GE Vernova that the acquiring person have the financial and operational capacity to satisfy those obligations, have unsecured investment grade ratings, and agree to be bound by all the same provisions applicable to us under the Separation and Distribution Agreement with respect to the GE credit support, or we, or such acquiring person will be required to provide third-party credit support reasonably acceptable to GE with respect to such GE credit support. This condition may discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition, or change in control of GE Vernova, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. For more information on our obligations pertaining to the
GE credit support, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Parent
Company Credit Support” and “Certain Relationships and Related Person Transactions—Separation and Distribution Agreement—Credit
Support” in the Information Statement.
We or GE may fail to perform under various transaction agreements that were executed as part of the separation. In connection with the separation, we and GE entered into various transaction agreements related to the Spin-Off. All of these agreements govern our relationship with GE . We rely on GE to satisfy its performance obligations under these agreements. If we or GE are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, results of operations, cash flows, and financial condition could be adversely affected. See “Certain Relationships and Related Person Transactions” in the Information
Statement.
Certain non-U.S. entities or assets that are part of our separation from GE were not transferred to us prior to the Spin-Off and may not be at all. Certain non-U.S. entities and assets that were part of our separation from GE were not transferred prior to the Spin-Off because the entities or assets, as applicable, were subject to foreign government or third-party approvals that we did not receive prior to the Spin-Off. Such approvals included, but are not limited to, approvals to merge or separate, to form new legal entities (including obtaining required registrations and/or licenses or permits), and to transfer assets and/or liabilities. Although most material transfers occurred without delays beyond the Distribution Date, we cannot offer any assurance that such transfers will ultimately occur or not be delayed for an extended period of time. Under the Separation and Distribution Agreement, the economic consequences of owning such assets and/or entities are, to the extent reasonably possible and permitted by applicable law, provided to us. In the event such transfers do not ultimately occur or are significantly delayed because we do not receive the required approvals, we may not realize all of the anticipated benefits of our separation from GE and we may be dependent on GE for transition services for a longer period of time than would otherwise be the case.
Transfer or assignment to us of some contracts, joint ventures, and other assets required the consent of a third party. If such consent is not given or if its requirement is used to obtain more favorable contractual terms, we may not be entitled to some or all of the benefit of such contracts, joint ventures, investments, and other assets in the future. Transfer or assignment of some of the contracts, joint ventures, and other assets in connection with the Spin-Off and change of control in the ownership structure following the
Spin-Off required the consent of a third party to the transfer or assignment. Similarly, in some circumstances, we are joint beneficiaries of contracts, and we need to enter into a new agreement with the third party to replicate the existing contract or assign the portion of the existing contract related to our business. While we endeavored to cause these contract and joint ventures transfers, assignments, consents, and new agreements to be obtained prior to the Spin-Off, we were not able to obtain all required consents, or enter into all such agreements, as applicable. Some parties may use the requirement of a consent to seek more favorable contractual terms from us, which could require us to accept a lower economic benefit from the contract or joint venture, or include our having to obtain letters of credit or other forms of credit support. If we are unable to obtain such consents or such credit support on commercially reasonable and satisfactory terms, we may be unable to obtain some of the benefits, assets, and contractual commitments that are intended to be allocated to us as part of the Spin-Off. In addition, where we do not intend to seek consent from third-party counterparties based on our understanding that no consent is required, the third-party counterparties may challenge the transaction on the basis that the terms of the applicable commercial arrangements require their consent. We may incur substantial litigation and other costs in connection with any such claims and, if we do not prevail, our ability to use these assets could be adversely impacted.
We cannot provide assurance that all such required third-party consents and agreements will be procured or put in place. Consequently, we may not realize certain of the benefits that are intended to be allocated to us as part of the Spin-Off.
Risks Relating to Our Common Stock and the Securities Market
Our stock price may fluctuate significantly. The market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control. The nature of our business and industry subject us, and our stock price, to volatility. Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
We may not achieve our target for returning our cash generation to our stockholders and the amounts we do return may be less than planned. In December 2024, we announced our plan to return at least one-third of our cash generation to our stockholders. In connection with that plan, our Board initiated a quarterly cash dividend of $0.25 per share of our common stock, which we paid in January
2025, and a share repurchase authorization of up to $6 billion. Our ability to return cash to our stockholders will depend on our earnings, financial condition, cash requirements, other potential cash uses, prospects, and other factors. Further, the price, availability, and trading volumes of our common stock will affect the timing and size of any share repurchases. As a result, we may not achieve our targeted level for returning cash generation to our stockholders and any amounts we do return may be less than planned.
Holders of our common stock may be diluted due to equity issuances. In the future, holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including any equity awards that we will grant to our directors, officers, and employees. We award our directors, officers, certain of our employees and others with stock-based awards as part of our ongoing equity compensation program, and some of those persons also received stock-based awards from GE prior to the Spin-Off that converted to our stock-based awards. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. We have and plan to issue additional stock-based awards, including annual awards, new hire
2024 FORM 10-K 31
awards, and periodic retention awards, as applicable, to our directors, officers, and other employees under our employee benefits plans as part of our ongoing equity compensation program.
Certain provisions in our certificate of incorporation, bylaws, the Separation and Distribution Agreement, and Delaware law may
discourage takeovers and limit the power of our stockholders. Several provisions of our certificate of incorporation, bylaws, the
Separation and Distribution Agreement, and Delaware law may discourage, delay, or prevent a merger or acquisition. These include, among others, provisions that (i) classify our board of directors until 2029 whereby not all members are elected at one time, which could delay the ability of stockholders to change the membership of a majority of our board of directors; (ii) provide for the removal of directors only for cause during the time the Board is classified; (iii) establish advance notice requirements for stockholder nominations and proposals; (iv) limit the ability of stockholders to call special meetings or act by written consent; (v) provide the Board the right to issue shares of preferred stock without stockholder approval; and (vi) provide for the ability of our directors, and not stockholders, to fill vacancies on the Board (including those resulting from an enlargement of the Board). We are subject to Section 203 of the Delaware General
Corporation Law (DGCL), which could have the effect of delaying or preventing a change of control that our stockholders may favor. In addition, we are subject to the restrictions on change of control transactions under the Separation and Distribution Agreement described under “Certain Relationships and Related Person Transactions—Agreements with GE—Separation and Distribution Agreement—Credit
Support” in the Information Statement.
These and other provisions of our certificate of incorporation, bylaws, the Separation and Distribution Agreement, and Delaware law, as
well as the restrictions in our Tax Matters Agreement (see “Certain Relationships and Related Person Transactions—Agreements with GE
—Tax Matters Agreement” in the Information Statement), may discourage, delay, or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of GE Vernova, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. Our Board believes these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal.
Our certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the U.S. will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees. Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder to us or our stockholders, any action asserting a claim arising pursuant to the DGCL, the certificate of incorporation or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then in the U.S. District Court for the District of Delaware. Additionally, our certificate of incorporation states that the foregoing provision will not apply to claims arising under the Securities Act of 1933, as amended (Securities Act). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore,
Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our certificate of incorporation described above. The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees, or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
ITEM 1B. UNRESOLVED STAFF COMMENTS. None.
ITEM 1C. CYBERSECURITY. The description in this section addresses certain cybersecurity matters relating to GE Vernova following the Spin-Off.
GE Vernova has processes for assessing, identifying, and managing cybersecurity risks that are built into our risk management program and IT functions. These processes are designed to help protect our information assets from internal and external cyber threats, protect employee information from unauthorized access or attack, and secure our networks, systems, and products. We have developed and implemented a cybersecurity framework intended to assess, identify, and manage risks from threats to the security of our information, systems, products, and networks using a risk-based approach. The framework is informed in part by industry standards such as the
National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001
(ISO 27001) Framework. This approach does not imply that GE Vernova meets all technical standards, specifications, or requirements under the NIST Cybersecurity Framework or ISO 27001.
2024 FORM 10-K 32
Our key cybersecurity processes include:
•Risk-based controls for information systems and information on our network. We seek to maintain an IT infrastructure that implements physical, administrative, and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity, and availability of our information systems and information stored on the Company’s networks, including customer information, employee information, IP, and proprietary information.
•Cybersecurity incident response plan and testing. We have a cybersecurity incident response plan and a dedicated team to respond to cybersecurity incidents. When a cybersecurity incident occurs or a vulnerability is identified, GE Vernova has cross-
functional teams that are responsible for leading the initial assessment of priority and severity. External experts may also be engaged as appropriate. GE Vernova’s cybersecurity team assists in responding to incidents depending on severity levels and seeks to improve our cybersecurity incident management plan through periodic tabletops or simulations at the enterprise and business levels.
•Training. We provide security awareness training to help employees understand their information protection and cybersecurity responsibilities. We also provide additional role-based training to applicable employees based on customer requirements, regulatory obligations, and industry risks.
•Supplier risk assessments. We have implemented a third-party risk management process that includes expectations regarding information protection and cybersecurity. That process, among other things, provides for GE Vernova to perform cybersecurity assessments on certain suppliers based on their risk profile and a related rating process. GE Vernova also seeks contractual commitments from key suppliers to appropriately secure and maintain their IT systems and protect our information that is processed on their systems.
•Third-party assessments. We have third-party cybersecurity companies engaged to periodically assess GE Vernova’s cybersecurity posture and assist in identifying and remediating risks from cybersecurity threats.
GE Vernova considers cybersecurity, along with other top risks, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the enterprise level with consideration of key risk indicators, trends, and countermeasures for cybersecurity and other types of significant risks. GE Vernova does not believe that there are currently any known incidents from cybersecurity threats that are reasonably likely to materially affect GE Vernova or its business strategy, results of operations, or financial condition. As is the case for all large, global companies, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including our operations, business strategy, results of operations, or financial condition. See Item 1A. "Risk Factors—Risks Relating to Technology and Intellectual Property" for further information about these risks. We outsource certain cybersecurity functions and will continue to look for opportunities to utilize managed security service providers.
In addition, we collaborate with GE Aerospace on certain cybersecurity functions and will continue to do so during a transition period following our Spin-Off. These arrangements increase our overall cyber risk given the degree of our interconnectedness with these third parties and the potential impact on our outsourced functions that could be caused by an attack on them.
The Audit Committee of the GE Vernova’s Board of Directors is responsible for board-level oversight of cybersecurity risk, and the Audit
Committee reports back to the full Board about this and other areas within its responsibility. As part of its oversight role, the Audit
Committee receives reporting about GE Vernova’s practices, programs, notable threats or incidents, and other developments related to cybersecurity throughout the year, including through periodic updates from our Chief Information Security Officer (CISO). The Audit
Committee also receives information about cybersecurity risks as part of GE Vernova’s enterprise risk management framework and reporting. In addition to receiving reports from the Audit Committee, the Board also periodically receives direct reports from the CISO on the
Company's cybersecurity risk management.
GE Vernova’s CISO reports to GE Vernova’s Chief Information Officer and leads our overall cybersecurity function. The CISO has over 20 years of experience in managing and leading IT or cybersecurity teams and participates in various cyber security organizations. The CISO collaborates with business unit CISOs to identify and analyze cybersecurity risks to GE Vernova; consider industry trends; implement controls, as appropriate and feasible, to mitigate these risks; and enable business leaders to make risk-based business decisions that implicate cybersecurity considerations. The CISO meets with senior leadership to review and discuss GE Vernova’s cybersecurity program, including emerging cyber risks, threats, and industry trends. The CISO also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with internal security personnel and business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public, or private sources to inform our cybersecurity technologies and processes.
ITEM 2. PROPERTIES. GE Vernova is headquartered in Cambridge, Massachusetts and occupies approximately 600 sites in 465 cities and 95 countries. Approximately 85% of the sites are leased and 15% are owned. GE Vernova periodically reviews the portfolio of facilities for opportunities to optimize and best align our footprint needs.
Within this portfolio of properties, GE Vernova's subsidiaries operate 91 manufacturing sites, 18 of which are located in the U.S. and 73 are located internationally. The manufacturing facilities are used by GE Vernova's segments as follows:

SEGMENT	Number of Facilities
Power	38
Wind	19
Electrification	34
Total	91
2024 FORM 10-K 33
The locations of GE Vernova's manufacturing locations by geographic region are as follows:

GEOGRAPHIC REGION	Number of Facilities
Americas	29
Association of Southeast Asian Nations (ASEAN)	25
Europe, the Middle East, and Africa (EMEA)	37
Total	91
In addition to the manufacturing facilities described above, GE Vernova maintains many offices, warehouses, and distribution facilities globally.
Many of our facilities serve several of our businesses and may be used for multiple purposes, such as for administration, sales, research, laboratory matters, manufacturing, and service operations. We consider our facilities suitable and adequate for their respective purposes and do not anticipate difficulty in renewing existing leases as they expire or finding alternative facilities if necessary.
ITEM 3. LEGAL PROCEEDINGS. We are reporting the following matter in compliance with SEC requirements to disclose administrative proceedings arising under laws that regulate the discharge of materials into the environment where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. In March 2024, one of our Australian subsidiaries received notice from the Australian Department of Climate Change, Energy, the Environment and Water (DCCEEW) of its intention to issue infringement notices imposing administrative fines on the subsidiary for importing equipment containing SF6 gas without an equipment license, as required by local law related to synthetic greenhouse gas management and seek a court order to impose civil penalties for delinquent reporting under such law. The applicable local law regulates the import to Australia of synthetic greenhouse gases in equipment, including certain of our switchgear products, and our subsidiary had neglected to renew the import license required under the law. We responded to DCCEEW, and following discussions with the agency, paid approximately $0.3 million in fines in connection with the infringement notices during the three months ended June 30, 2024. Discussions with DCCEEW regarding a court-issued civil penalty order are pending and we expect additional fines and related costs associated with such order may be more than $300,000. See Note 22 in the
Notes to the consolidated and combined financial statements for additional information relating to legal matters.
ITEM 4. MINE SAFETY DISCLOSURES. None.
2024 FORM 10-K 34
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER
PURCHASES OF EQUITY SECURITIES.
GE Vernova common stock is listed on the New York Stock Exchange under the ticker symbol "GEV." As of January 15, 2025, there were approximately 175,000 stockholders of record.

FOUR-QUARTER PERFORMANCE GRAPH
The annual changes for the four-quarter period shown in the above graph are based on the assumption that $100 had been invested in GE
Vernova common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Standard & Poor’s 500 Industrials Stock Index (S&P
Industrial) on April 2, 2024, and that all quarterly dividends were reinvested. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange. The cumulative dollar returns shown on the graph represent the value that such investments would have had on the date indicated.
On December 10, 2024, the Board of Directors declared a $0.25 per share quarterly dividend on the outstanding common stock of the
Company, which we paid on January 28, 2025 to stockholders of record as of December 20, 2024. The Company currently expects quarterly dividends to continue in future periods, although they remain subject to determination and declaration by the Board of Directors.
The payment of future dividends, if any, will be based on several factors, including the Company’s financial performance, outlook and liquidity.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On December 10, 2024, we
announced that the Board of Directors had authorized up to $6 billion of common stock repurchases. We repurchased 8 thousand shares for $3 million during the three months ended December 31, 2024 under this authorization.

Period (Dollars in millions, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
December	8,000	$337.39	8,000	$5,997
Total	8,000	$337.39	8,000	$5,997
ITEM 6. [RESERVED].
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the
Company for the years ended December 31, 2024 and 2023. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year. Refer to the "Management's
2024 FORM 10-K 35
Discussion and Analysis of Financial Condition and Results of Operations" included in the Information Statement for discussions of results for the years ended December 31, 2023 versus 2022.
In the accompanying analysis of financial information, we sometimes use information derived from consolidated and combined financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. For the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures."
TRENDS AND FACTORS IMPACTING OUR PERFORMANCE. We believe our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in
Item 1A. "Risk Factors."
Our worldwide operations are affected by regional and global factors impacting energy demand, including industry trends like decarbonization, an increasing demand for renewable energy alternatives, and changes in broader economic and geopolitical conditions.
These trends, along with the growing focus on the digitization and sustainability of the electricity infrastructure, drive growth across each of our business segments. We believe that our industry-defining technologies and commitment to innovation position us well to capitalize on these long-term trends:
•Demand growth for electricity generation – Significant investment, infrastructure, and supply diversity will be essential to help meet forecasted energy demand growth arising from population and global economic growth.
•Decarbonization – The urgency to combat climate change is fueling technology advancements that improve the economic viability and efficiency of renewable energy alternatives and facilitate the transition to a more sustainable power sector.
•Evolving generation mix – The power industry is shifting from coal generation to more electricity generated from zero- or low-carbon energy sources, and an evolving balance of generation sources will be necessary to maintain a reliable, resilient and affordable system.
•Energy resilience & security – Threats and challenges from extreme weather events, cyber-attacks, and geopolitical tensions have increased focus on the strength and resilience of power generation and transmission and reinforced the need for a diversified mix of energy sources.
•Grid modernization and investment – Increased demand and the integration of advanced generation and storage solutions drive the need to update aging infrastructure with new grid integration and automation solutions.
•Regulatory and policy changes – Government policies and regulations, such as carbon pricing, renewable energy mandates, and subsidies for renewable energy technologies, can significantly impact the power generation landscape. Staying ahead of regulatory changes and adapting to new compliance requirements is crucial for maintaining a competitive advantage.
•Financial and investment dynamics – Access to capital and investment trends in the energy sector can influence the development and deployment of new power generation projects. Understanding market dynamics and securing funding are key to progressing strategic initiatives.
TRANSITION TO STAND-ALONE COMPANY
Financial Presentation Under GE Ownership. We completed our separation from General Electric Company (GE), which now operates as GE Aerospace, on April 2, 2024 (the Spin-Off). In connection with the Spin-Off, GE distributed all of the shares of our common stock to its stockholders and we became an independent company. Historically, as a business of GE, we relied on GE to manage certain of our operations and provide certain services, the costs of which were either allocated or directly billed to us. Accordingly, our historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company and may not reflect our results of operations, financial position, and cash flows had we been a separate, stand-alone company during the historical periods presented. See Note 1 in the Notes to the consolidated and combined financial statements for further information.
Stand-Alone Company Expenses. As a result of the Spin-Off, we are subject to the requirements of the federal and state securities laws and stock exchange requirements. We have established additional procedures and practices as a stand-alone public company. As a result, we are incurring additional costs related to external reporting, internal audit, treasury, investor relations, corporate governance, and stock administration.
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
DISPOSITION ACTIVITY. During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to Electricité de France S.A. (EDF). In connection with the disposition, we received net cash proceeds of $0.6 billion, which is subject to customary working capital and other post-closing adjustments. As a result, we recognized a pre-tax gain of $1.0 billion recorded in Other income (expense) – net in our Consolidated and Combined Statement of Income (Loss). See Notes 3, 15, 16 and 19 in the Notes
to the consolidated and combined financial statements for further information.
ARBITRATION REFUND. In June 2024, we received $306 million in cash, which represented the return of cash payments we previously made relating to two partial withdrawal liability assessments issued by a multiemployer pension plan (Fund) to which we contribute, plus interest on such amounts. We challenged the assessments in arbitration, but under ERISA, we were required to make
2024 FORM 10-K 36
monthly payments from May 2019 to September 2023 while the matter was arbitrated. In December 2023, an arbitrator ruled that we were exempt from the alleged liability, a decision that was appealed in January 2024 in a U.S. district court. That court upheld the arbitration ruling in February 2025. The appeal period for that court's ruling has not expired. The arbitration ruling triggered a legal obligation for the
Fund to return the payments to us with interest, which it did in June 2024. During the second quarter, $254 million of cash, constituting the payments previously made to the Fund, was recorded in Selling, general, and administrative expenses and $52 million of cash, constituting interest on such amounts, was recorded in Interest and other financial charges – net in our Consolidated and Combined Statement of
Income (Loss). As this dispute is not yet resolved, we cannot predict its ultimate resolution, including whether we will retain the funds following all final appeals, whether we are entitled to additional interest, or whether the Fund may contend it is owed interest if it prevails.
OFFSHORE WIND. On July 13, 2024, a wind turbine blade event occurred, related to a manufacturing deviation, at the Vineyard Wind offshore wind farm where we are the manufacturer and supplier of our newly developed Haliade-X 220m wind turbines (Haliade-X). On July
15, 2024, BSEE issued a suspension order to cease power production and the installation of new wind turbines at the project site. On
August 10, 2024, BSEE issued a superseding order allowing us to resume the installation of towers and nacelles, subject to certain conditions. On October 22, 2024, BSEE issued another superseding order allowing us to resume the installation of new blades, subject to certain conditions. In December, the first new blade set was installed, and commercial power production by that turbine commenced. On
January 17, 2025, BSEE terminated its suspension order. Going forward, the installation of new blades and the production of power are subject to specified conditions and we will be required to remove blades previously installed. In addition to the blade event at the Vineyard
Wind offshore wind farm, there have been blade events in prior quarters related to commissioning and installation at the Dogger Bank offshore wind farm.
As we work through these issues, we are gaining experience across our Haliade-X backlog related to installation timelines, including vessel availability, manufacturing and quality control processes, and various other project activities. Based on this experience, we are developing and implementing our remediation plans, which includes updates to our project timelines to account for the slower pace of execution.
As a result of the above, we recorded incremental contract losses of approximately $0.9 billion in the third and fourth quarters for both projects which include the estimated impact of changes in execution timelines, project-related commercial liabilities, costs to remediate quality issues including the removal of previously installed blades at the Vineyard Wind project, and additional project-related supply chain and manufacturing costs. Additional changes or other developments could have an adverse effect on our cash collection timelines and contract margins and could result in further losses, which could be material.
In addition, on September 12, 2024, we entered into a settlement agreement regarding a project that was previously canceled by a customer resulting in a gain of approximately $0.3 billion in the third quarter, which was recorded as $0.5 billion in revenues and $0.2 billion in cost of sales. The settlement included recovery of costs previously incurred on the canceled project.
RESULTS OF OPERATIONS
Summary of Results. RPO was $119.0 billion and $115.6 billion as of December 31, 2024 and 2023, respectively. For the year ended
December 31, 2024, total revenues were $34.9 billion, an increase of $1.7 billion for the year. Net income (loss) was $1.6 billion, an increase of $2.0 billion in net income for the year, and net income (loss) margin was 4.5%. Diluted earnings (loss) per share was $5.58 for the year ended December 31, 2024, an increase in diluted earnings per share of $7.18 for the year. Cash flows from (used for) operating activities were $2.6 billion and $1.2 billion for the years ended December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, Adjusted EBITDA* was $2.0 billion, an increase of $1.2 billion. Free cash flow* was $1.7 billion and $0.4 billion for the years ended December 31, 2024 and 2023, respectively.
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated and combined financial statements for further information.

RPO December 31	2024	2023	2022
Equipment	$43,047	$40,478	$31,902
Services	75,976	75,120	72,997
Total RPO	$119,023	$115,598	$104,899
As of December 31, 2024, RPO increased $3.4 billion (3%) from December 31, 2023, primarily at Electrification by $7.1 billion from orders outpacing revenues across all businesses; at Power, due to orders outpacing revenues for Gas Power equipment and services, partially offset by a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF; partially offset at
Wind, due to decreases at Offshore Wind as we continue to execute on our contracts and finalized the settlement of a previously canceled project in the third quarter, and decreases at Onshore Wind due to revenues outpacing orders.

REVENUES	2024	2023	2022
Equipment revenues	$18,952	$18,258	$15,819
Services revenues	15,983	14,981	13,835
Total revenues	$34,935	$33,239	$29,654
*Non-GAAP Financial Measure
2024 FORM 10-K 37
For the year ended December 31, 2024, total revenues increased $1.7 billion (5%). Services revenues increased in all segments, primarily at Power due to growth in Gas Power and Steam Power from favorable price and volume. Equipment revenues increased at
Electrification, led by growth at Grid Solutions and Power Conversion; and at Power from Heavy-Duty Gas Turbine deliveries and project commissioning; partially offset at Wind, from decreases at Offshore Wind, where revenue decreased as a result of slower execution which was partially offset by revenue recorded on the settlement of a previously canceled project in the third quarter and increased revenues at
Onshore Wind.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $2.1 billion (7%), organic services revenues* increased $1.2 billion (8%), and organic equipment revenues* increased $1.0 billion
(5%). Organic revenues* increased at Electrification and Power, partially offset by Wind.

EARNINGS (LOSS)	2024	2023	2022
Operating income (loss)	$471	$(923)	$(2,881)
Net income (loss)	1,559	(474)	(2,722)
Net income (loss) attributable to GE Vernova	1,552	(438)	(2,736)
Adjusted EBITDA*	2,035	807	(428)
Diluted earnings (loss) per share(a)	5.58	(1.60)	(10.00)
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
For the year ended December 31, 2024, operating income (loss) was $0.5 billion, a $1.4 billion increase, primarily due to: an increase in segment results at Power of $0.5 billion, primarily attributable to Gas Power, where higher volume, favorable pricing, and increased productivity more than offset the impact of inflation; at Electrification of $0.4 billion, primarily due to higher volume, price, and productivity;
at Wind of $0.4 billion, primarily at Onshore Wind as a result of improved pricing, market selectivity, and the impact of cost reduction activities, and a gain recorded on the settlement of a previously canceled project at Offshore Wind, which was partially offset by incremental contract losses at Offshore Wind; as well as $0.3 billion received related to an arbitration refund and a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off in the second quarter; partially offset by higher corporate costs required to operate as a stand-alone public company and separation costs.
Net income (loss) and Net income (loss) margin were $1.6 billion and 4.5%, respectively, for the year ended December 31, 2024, an increase of $2.0 billion and 5.9%, respectively, for the year, primarily due to an increase in operating income (loss) of $1.4 billion and an increase in other income of $1.0 billion, driven by a $1.0 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to
EDF, partially offset by an increase in provision for income taxes of $0.6 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $2.0 billion and 5.8%, respectively, for the year ended December 31, 2024, an increase of $1.2 billion and 3.4%, respectively, primarily driven by increases in segment results at Power, Wind, and Electrification.
SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment EBITDA is determined based on performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to
assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude certain non-cash charges, such as depreciation and amortization, impairments and other matters, major restructuring programs, and certain gains and losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits and IT, are allocated to our segments based on usage or their relative net cost of operations.

SUMMARY OF REPORTABLE SEGMENTS	2024	2023	2022
Power	$18,127	$17,436	$16,124
Wind	9,701	9,826	8,905
Electrification	7,550	6,378	5,076
Eliminations and other	(442)	(401)	(451)
Total revenues	$34,935	$33,239	$29,654

Segment EBITDA
Power	$2,268	$1,722	$1,655
Wind	(588)	(1,033)	(1,710)
Electrification	679	234	(164)
Corporate and other(a)	(323)	(116)	(209)
Adjusted EBITDA*(b)	$2,035	$807	$(428)
(a) Includes our Financial Services business and other general corporate expenses, including costs required to operate as a stand-alone public company.
(b) See "—Non-GAAP Financial Measures" for additional information related to Adjusted EBITDA*. Adjusted EBITDA* includes interest and other financial charges and the benefit for income taxes of Financial Services as this business is managed on an after-tax basis due to its strategic investments in tax equity investments.
*Non-GAAP Financial Measure
2024 FORM 10-K 38
POWER

Orders in units	2024	2023	2022
Gas Turbines	112	93	92
Heavy-Duty Gas Turbines	68	41	30
HA-Turbines	25	8	9
Aeroderivatives	44	52	62
Gas Turbine Gigawatts	20.2	9.5	9.8

Sales in units	2024	2023	2022
Gas Turbines	75	91	101
Heavy-Duty Gas Turbines	48	58	53
HA-Turbines	15	14	11
Aeroderivatives	27	33	48
Gas Turbine Gigawatts	11.9	13.8	11.1

RPO December 31	2024	2023	2022
Equipment	$12,461	$13,636	$13,579
Services	60,890	59,338	57,355
Total RPO	$73,351	$72,974	$70,934
RPO as of December 31, 2024 increased $0.4 billion (1%) from December 31, 2023, primarily at Gas Power due to increases in services and equipment, partially offset by a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF.

SEGMENT REVENUES AND EBITDA	2024	2023	2022
Gas Power	$14,465	$13,220	$12,079
Nuclear Power	819	827	699
Hydro Power	781	887	703
Steam Power	2,063	2,502	2,643
Total segment revenues	$18,127	$17,436	$16,124

Equipment	$5,708	$5,598	$4,896
Services	12,419	11,838	11,228
Total segment revenues	$18,127	$17,436	$16,124

Segment EBITDA	$2,268	$1,722	$1,655
Segment EBITDA margin	12.5%	9.9%	10.3%
For the year ended December 31, 2024, segment revenues were up $0.7 billion (4%) and segment EBITDA was up $0.5 billion
(32%).
Segment revenues increased $1.2 billion (7%) organically*, primarily at Gas Power equipment from Heavy-Duty Gas Turbine deliveries and project commissioning, and an increase in Gas Power services from favorable price and volume in both contractual and non-contractual services, as well as in Steam Power services.
Segment EBITDA increased $0.5 billion (24%) organically*, primarily at Gas Power where higher volume, favorable pricing, and increased productivity were partially offset by the impact of inflation, and increases in Steam Power primarily due to favorable impact of pricing and productivity partially offset by the impact of inflation.
WIND

Onshore and Offshore Wind orders in units	2024	2023	2022
Wind Turbines	1,212	2,290	2,243
Repower Units	656	446	411
Wind Turbine and Repower Units Gigawatts	5.3	9.1	8.5

Onshore and Offshore Wind sales in units	2024	2023	2022
Wind Turbines	1,778	2,225	2,190
Repower Units	298	179	580
Wind Turbine and Repower Units Gigawatts	7.8	8.8	8.8
*Non-GAAP Financial Measure
2024 FORM 10-K 39

RPO December 31	2024	2023	2022
Equipment	$10,720	$13,709	$12,030
Services	11,962	13,240	13,595
Total RPO	$22,682	$26,949	$25,625
RPO as of December 31, 2024 decreased $4.3 billion (16%) from December 31, 2023 primarily due to decreases at Offshore Wind as we continue to execute on our contracts and have finalized the settlement of a previously canceled project in the third quarter, and decreases at Onshore Wind as revenue outpaced new orders, specifically in the U.S. where a large order was booked in 2023 and the execution began in 2024, and continued selectivity in our international markets.

SEGMENT REVENUES AND EBITDA	2024	2023	2022
Onshore Wind	$7,781	$7,761	$7,941
Offshore Wind	1,377	1,455	531
LM Wind Power	542	610	433
Total segment revenues	$9,701	$9,826	$8,905

Equipment	$8,047	$8,335	$7,600
Services	1,654	1,491	1,305
Total segment revenues	$9,701	$9,826	$8,905

Segment EBITDA	$(588)	$(1,033)	$(1,710)
Segment EBITDA margin	(6.1)%	(10.5)%	(19.2)%

For the year ended December 31, 2024, segment revenues were down $0.1 billion (1%) and segment EBITDA was up $0.4 billion
(43%).
Segment revenues decreased $0.1 billion (1%) organically*, primarily at Offshore Wind due to slower execution, partially offset by revenues recorded on the settlement of a previously canceled project in the third quarter, and less demand for blades from external customers at LM.
Onshore Wind revenues increased slightly due to improved pricing and delivery of more units in the U.S., partially offset by lower revenue in the international market as we continue our selectivity resulting in fewer unit deliveries.
Segment EBITDA increased $0.4 billion (42%) organically*, due to improved pricing, market selectivity, and cost reduction activities at
Onshore Wind, and a gain recorded on the settlement of a previously canceled project at Offshore Wind, partially offset by higher contract losses at Offshore Wind compared to the prior year of $0.6 billion.
ELECTRIFICATION

RPO December 31	2024	2023	2022
Equipment	$20,005	$13,233	$6,384
Services	3,448	3,109	2,587
Total RPO	$23,453	$16,342	$8,971
RPO as of December 31, 2024 increased $7.1 billion (44%) from December 31, 2023 primarily due to orders outpacing revenues across all businesses.

SEGMENT REVENUES AND EBITDA	2024	2023	2022
Grid Solutions	$4,957	$3,955	$3,133
Power Conversion	1,194	1,027	843
Electrification Software	917	874	804
Solar & Storage Solutions	482	522	296
Total segment revenues	$7,550	$6,378	$5,076

Equipment	$5,534	$4,532	$3,470
Services	2,015	1,846	1,606
Total segment revenues	$7,550	$6,378	$5,076

Segment EBITDA	$679	$234	$(164)
Segment EBITDA margin	9.0%	3.7%	(3.2)%

For the year ended December 31, 2024, segment revenues were up $1.2 billion (18%) and segment EBITDA was up $0.4 billion.
Segment revenues increased $1.2 billion (18%) organically*, led by growth in equipment at Grid Solutions and Power Conversion.
Segment EBITDA increased $0.4 billion organically*, primarily driven by higher volume, price, and productivity.
*Non-GAAP Financial Measure
2024 FORM 10-K 40
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $6.1 billion, $4.8 billion, and $3.5 billion and gross margin was 17.4%, 14.5%, and
11.7% for the years ended December 31, 2024, 2023, and 2022, respectively. The increase in gross profit in 2024 was due to an increase at Power due to Gas Power Services driven from volume, mix, productivity, and price, which more than offset inflation; an increase at
Electrification due to higher volume, price, and cost productivity at Grid Solutions and Electrification Software; and an increase at Wind, due to Onshore Wind through improved pricing, volume, market selectivity, and the impact of cost reduction activities, and a gain recorded on the settlement of a previously canceled project at Offshore Wind, partially offset by incremental contract losses at Offshore Wind.
Selling, General, and Administrative. Selling, general, and administrative costs were $4.6 billion, $4.8 billion, and $5.4 billion and comprised 13.3%, 14.6%, and 18.1% of revenues for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease in costs in 2024 was primarily attributable to a $0.3 billion arbitration refund received in the second quarter of 2024 and cost reduction initiatives, partially offset by higher corporate costs required to operate as a stand-alone public company and separation costs.
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
Research and Development (R&D). We conduct R&D activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and demands, and address new market opportunities. In addition to funding
R&D internally, we also receive funding externally from our customers, partners, and governments, which contributes to the overall R&D for the Company.

	GEV funded			Customer and Partner funded(a)			Total R&D
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Power	$391	$324	$308	$187	$113	$86	$578	$437	$394
Wind	222	248	368	8	18	19	230	266	387
Electrification	349	324	303	8	—	—	357	324	303
Other(b)	20	—	—	57	56	60	77	56	60
Total	$982	$896	$979	$260	$187	$165	$1,242	$1,083	$1,144
(a) Primarily related to funding in our Nuclear Power business.
(b) Includes Advanced Research.
Interest and Other Financial Charges – Net. Interest and other financial charges – net was a $0.1 billion benefit for the year ended
December 31, 2024 and a $0.1 billion and $0.2 billion charge for the years ended December 31, 2023 and 2022, respectively. The higher income in 2024 was primarily due to a higher average balance of invested funds and interest received from an arbitration refund. The primary components of net interest and other financial charges are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. The effective tax rate and provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Effective tax rate (ETR)	37.6%	(264.1)%	(10.0)%
Provision (benefit) for income taxes	$939	$344	$248
The effective tax rate for year ended December 31, 2024 was impacted primarily by an increase in valuation allowances in the U.S. and in certain foreign jurisdictions with losses providing no tax benefit, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.
We recorded an income tax expense on a pre-tax loss in the years ended December 31, 2023 and 2022 due to taxes in profitable jurisdictions and an increase in valuation allowances from losses providing no tax benefit in other jurisdictions.
See Note 15 in the Notes to the consolidated and combined financial statements for further information.
CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our
Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. In connection with the Spin-Off, we received $0.8 billion of cash from GE through a cash contribution of $0.5 billion to fund future GE Vernova operations and a cash transfer of $0.3 billion restricted in connection with certain legal matters associated with legacy GE operations, such that our cash balance on the date of the completion of the Spin-Off was approximately $4.2 billion. As of December 31, 2024, our Cash, cash equivalents, and restricted cash was $8.2 billion,
$0.4 billion of which was restricted use cash. During the year ended December 31, 2024, we received proceeds of $0.9 billion, net of directly attributable taxes paid, from the sales of a portion of our equity interest in GE Vernova T&D India Ltd (formerly known as GE T&D
India Ltd), proceeds of $0.2 billion from the sale of a portion of our investment in China XD Electric Co., Ltd., net cash proceeds of $0.6 billion from our Steam Power business sale of part of its nuclear activities to EDF, and a cash refund of $0.3 billion in connection with an arbitration proceeding. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—
Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows
2024 FORM 10-K 41
generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On December 10, 2024, the Board of Directors declared a $0.25 per share quarterly dividend on the outstanding common stock, which we paid on January 28, 2025, to stockholders of record as of December 20, 2024. In addition, on December 10, 2024, we announced that the
Board of Directors had authorized up to $6 billion of common stock repurchases.
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
We typically invest in PP&E over multiple periods to support new product introductions and increases in manufacturing capacity and to perform ongoing maintenance of our manufacturing operations. We believe that while PP&E expenditures will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

FREE CASH FLOW (NON-GAAP)	2024	2023
Cash from (used for) operating activities (GAAP)	$2,583	$1,186
Add: Gross additions to property, plant, and equipment and internal-use software	(883)	(744)
Free cash flow (Non-GAAP)	$1,701	$442
Cash from (used for) operating activities was $2.6 billion and $1.2 billion for the years ended December 31, 2024 and 2023, respectively.
Cash from (used for) operating activities increased by $1.4 billion in 2024 compared to 2023 primarily driven by: higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, and (gains) losses on purchases and sales of business interests) of
$1.3 billion, including the impact of a $0.3 billion cash refund we received in connection with an arbitration proceeding in the second quarter of 2024; an increase of $1.7 billion in accounts payable and equipment project payables, primarily due to lower disbursements, including a lower impact related to prepayments compared to the prior year, and higher purchases; partially offset by a decrease in current contract assets of $(0.5) billion, due to higher revenue recognition, partially offset by an unfavorable change in estimated profitability, in Gas Power;
a decrease in current receivables of $(0.5) billion, primarily due to higher billings, an increase in past dues, and increases in supplier advances; a decrease in inventories of $(0.4) billion, primarily due to higher build in Power; and a decrease in due to related parties of
$(0.3) billion, primarily due to settlements of payables with GE prior to the Spin-Off in 2024.
Cash from operating activities of $2.6 billion for the year ended December 31, 2024 included a $1.1 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $2.8 billion, driven by net collections at Power, and down payments and collections on several large projects in Grid Solutions at Electrification, partially offset by liquidations and the settlement of a previously canceled project at Wind; accounts payable and equipment project payables of $1.1 billion, due to material purchases outpacing disbursements, including an increase in prepayments as we more closely align the timing of disbursements and collections; current receivables of $(1.3) billion, driven by billings outpacing collections, an increase in past dues, and increases in supplier advances in order to secure future volume, primarily in Power; inventories of $(0.6) billion, primarily in
Gas Power, to support fulfillment and deliveries expected in 2025, partially offset by liquidations in Wind; current contract assets of $(0.4)
billion, driven by revenue recognition exceeding billings on our equipment and other service agreements in Wind and Electrification, and on our contractual service agreements in Gas Power, partially offset by an unfavorable change in estimated profitability; and changes in due to related parties of $(0.4) billion, primarily due to settlements of payables with GE prior to the Spin-Off.
Cash from operating activities of $1.2 billion for the year ended December 31, 2023 included a $1.1 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $2.8 billion as a result of project collections and down payments in Power, Wind and Electrification outpacing revenue recognition; partially offset by current receivables of $(0.8) billion, driven by billings outpacing collections across our businesses; and accounts payable and equipment project payables of $(0.7) billion, driven by higher disbursements, including prepayments of supply chain finance programs at Wind and
Power.
Cash from (used for) investing activities was less than $(0.1) billion and $(0.7) billion for the years ended December 31, 2024 and 2023, respectively.
Cash from (used for) investing activities increased by $0.7 billion in 2024 compared to 2023 primarily driven by: net proceeds from principal business dispositions of $0.8 billion, primarily as a result of our Steam Power business sale of part of its nuclear activities to EDF in our
Power segment; and the nonrecurrence of the net impact of our acquisition of Nexus Controls and other investment sales of $0.2 billion in
2023; partially offset by an increase in additions to PP&E and internal-use software of $0.1 billion. Net sales of and distributions from equity method investments were flat, as the sale of a 3% equity interest in China XD Electric Co., Ltd. in the fourth quarter of 2024 was offset by lower sales in our Financial Services business. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.9 billion and $0.7 billion for the years ended December 31, 2024 and 2023, respectively.
*Non-GAAP Financial Measure
2024 FORM 10-K 42
Cash from (used for) financing activities was $3.7 billion and $(0.4) billion for the years ended December 31, 2024 and 2023, respectively. Cash from financing activities increased by $4.1 billion in 2024 compared to 2023 primarily driven by: higher transfers from parent of $3.3 billion; and proceeds from the sales of approximately 24% of our equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, of $0.9 billion in 2024, net of directly attributable taxes paid, which is reflected in All other financing activities. After the sales, we continue to retain a controlling interest in GE Vernova T&D India Ltd.
Material Cash Requirements. In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. See Notes 7 and 22 in the Notes to the consolidated and combined financial statements for further information regarding our obligations under lease and guarantee arrangements as well as our investment commitments. See Note 13 in the Notes to the consolidated and combined financial statements for further information regarding material cash requirements related to our pension obligations.
Debt. As of both December 31, 2024 and 2023, we had $0.1 billion of total debt, excluding finance leases. We have a $3.0 billion Revolving
Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility has
not been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024, and see Note 22 in the
Notes to the consolidated and combined financial statements.
Credit Ratings and Conditions. We have access to the Revolving Credit Facility to fund operations, and we may rely on debt capital markets in the future to further support our liquidity needs. The cost and availability of any debt financing is influenced by our credit ratings and market conditions. Standard and Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) have issued credit ratings for the Company.
Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Stable	Stable
Long term	BBB-	BBB
We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to credit. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. See Item 1A. "Risk Factors—Risks Relating to Our Business and Our Industry
—Risks Relating to Operations and Supply Chain" and Item 1A. "Risk Factors—Risks Relating to Financial, Accounting, and Tax Matters"
for a description of some of the potential consequences of a reduction in our credit ratings.
If we are unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. As of December
31, 2024, we estimated an insignificant liquidity impact of a ratings downgrade below investment grade.
Parent Company Credit Support. Prior to the Spin-Off, to support GE Vernova businesses in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of its subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-
customer related activities of GE Vernova (collectively, the GE credit support). In connection with the Spin-Off, we are working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE Vernova. For GE credit support that remained outstanding at the Spin-Off, GE Vernova is obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations and liabilities under, all such credit support.
Beginning in 2025, GE Vernova will pay a quarterly fee to GE based on amounts related to the GE credit support. GE Vernova is subject to other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. In addition, while GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make and possible related costs.
As of December 31, 2024, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $17 billion, an over 74% reduction since December 31, 2023 and over 52% reduction since the Spin-Off. We expect approximately $10 billion of the RPO related to GE credit support obligations to contractually mature within five years from December 31, 2024. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. For a discussion of recently issued accounting standards, see Note 2 in the Notes to the consolidated and combined financial statements for further information.
CRITICAL ACCOUNTING ESTIMATES. To prepare our consolidated and combined financial statements in accordance with U.S.
GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Allocations from GE, Revenue Recognition on Service Agreements, Revenue Recognition on Equipment
on an Over-Time Basis, Goodwill, Income Taxes, Postretirement Benefit Plans, Loss Contingencies, and Environmental and Asset
Retirement Obligations. See Note 2 in the Notes to the consolidated and combined financial statements for further information regarding our significant accounting policies.
2024 FORM 10-K 43
Allocations From GE. The consolidated and combined financial statements include expense allocations prior to the Spin-Off for certain corporate, infrastructure, and shared services expenses provided by GE on a centralized basis, including, but not limited to, finance, supply chain, human resources, IT, insurance, employee benefits, and other expenses that are either specifically identifiable or clearly applicable to GE Vernova. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount, revenue, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by GE Vernova during the periods presented.
Management considers that such allocations have been made on a reasonable basis; however, these allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, stand-alone public entity.
Revenue Recognition on Service Agreements. We have long-term service agreements with our customers within our Power and Wind segments that require us to maintain the customers’ assets over the contract terms, which generally range from 5 to 25 years.
Power. Within Power, these long-term service agreements, which we refer to as contractual service agreements, generally include maintenance associated with major outage events and revenues are recognized as we perform under the arrangements using the percentage of completion method, which is based on costs incurred relative to our estimate of total expected costs. This requires us to make estimates of customer payments expected to be received over the contract term as well as the costs to perform required maintenance services.
Customers generally pay us based on the utilization of the asset (per hour of usage for example) or upon the occurrence of a major maintenance event within the contract. As a result, a significant estimate in determining expected revenues of a contract is estimating how customers will utilize their assets over the term of the agreement. The estimate of utilization, which can change over the contract life, impacts both the amount of customer payments we expect to receive and our estimate of future contract costs. Customers’ asset utilization will influence the timing and extent of maintenance events over the life of the contract. We generally use historical utilization trends in developing our revenue estimates. To develop our cost estimates, we consider the timing and extent of future maintenance events, including the amount and cost of labor, spare parts and other resources required to perform the services.
We routinely review estimates under long-term service agreements and regularly revise them to adjust for changes in outlook. These revisions are based on objectively verifiable information that is available at the time of the review. Contract modifications that change the rights and obligations, as well as the nature, timing and extent of future cash flows, are evaluated for potential price concessions, contract asset impairments and significant financing to determine if adjustments of earnings are required before effectively accounting for a modified contract as a new contract.
We regularly assess expected billings adjustments and customer credit risk inherent in the carrying amounts of receivables and contract assets, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a long-term services agreement’s total estimated profitability resulting in an adjustment of earnings.
As of December 31, 2024, our net long-term service agreements balance of $3.5 billion represents approximately 5% of our total estimated life of contract billings. Our contracts (on average) are approximately 29% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements contract assets balance by $0.2 billion. Billings on these contracts were $5.0 billion during both the years ended December 31, 2024 and 2023. See Notes 2 and 9 in the Notes to the consolidated and combined financial statements for further information.
Wind. The equipment within our Wind segment generally does not require major planned outages and revenues associated with service agreements are recognized on a straight-line basis consistent with the nature, timing and extent of these arrangements, which generally include planned and unplanned maintenance and may also include performance guarantees of the wind farm’s availability to operate under adequate wind conditions. Availability is typically measured across the wind farm over a reference period of one year. Any forecasted shortfalls that may result in a payment to a customer are recorded as a reduction of revenues, while additional revenues are recognized when availability exceeds the contractual targets. During the years ended December 31, 2024, 2023, and 2022, the reduction of revenues from availability shortfalls was $0.3 billion, $0.3 billion and $0.1 billion, respectively. A further 1% reduction in availability across the entire fleet would have resulted in an additional revenue reduction of less than $0.1 billion.
Revenue Recognition on Equipment on an Over-Time Basis. We have agreements for the sale of customized goods, including power generation equipment such as gas and certain wind turbines. We recognize revenues as we perform under the arrangements using the percentage of completion method, which is based on our costs incurred to date relative to our estimate of total expected costs. This requires us to make estimates of customer payments expected to be received over the contract term as well as the costs to complete the project. In addition, variable consideration is included in the transaction price if, in our judgment, it is expected that a significant future reversal of cumulative revenue under the contract will not occur. Some of our contracts with customers for the sale of equipment contain clauses for liquidated damages related to milestones established for on-time delivery or meeting certain product specifications. On an ongoing basis, we evaluate the probability and magnitude of having to pay liquidated damages. This is factored into our estimate of variable consideration using the expected value method taking into consideration progress towards meeting contractual milestones, specified liquidated damages rates, if applicable, and history of paying liquidated damages to the customer or similar customers.
Our billing terms for these agreements are generally based on achieving specified milestones and include billing adjustments for project delays and performance guarantees. As a result, a significant estimate in determining expected revenues of a contract is estimating project execution timelines that may be adjusted due to internal and external supply chain adjustments, overall project execution, and product performance. We generally use a combination of historical information as well as forward-looking information surrounding project execution timelines and product performance in developing our revenue estimates. To develop our revenue estimates, we start with the contract price and then make downward revisions based on historical trends. In addition, we also adjust as we become aware of new information.
2024 FORM 10-K 44
Our estimation of the total costs required to fulfill our promise to a customer is generally based on our history of manufacturing similar assets for customers. This estimation of cost is critical to our revenue recognition process and is updated routinely to reflect changes in quantity or cost of the inputs. In certain projects, the underlying technology or promise to the customer is unique to what we have historically promised, and reliably estimating the total cost to fulfill the promise to the customer requires a significant level of judgment. The estimation of costs is subject to increased subjectivity when we introduce new products and technologies, and actual costs may differ from estimates more widely at this stage of development due to lack of historical experience.
We routinely review estimates and regularly revise them to adjust for changes in outlook. These revisions are based on objectively verifiable information that is available at the time of the review.
Goodwill. We test goodwill for impairment at the reporting unit level annually in the fourth quarter of each year using October 1st as the measurement date. We also test goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. An impairment charge is recognized if the carrying amount of a reporting unit exceeds its fair value.
We determine fair value for each of the reporting units using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time we perform the valuation. If multiple valuation methodologies are used, the results are weighted appropriately.
Under the market approach fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses, when available. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have characteristics similar to our businesses.
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.
Based on the results of the impairment tests as of October 1, 2024, the fair values of our reporting units substantially exceeded their carrying values. Estimating the fair value of reporting units involves the use of significant judgments that are based on a number of factors including actual operating results, internal forecasts, such as forecasts of costs, margins, investments and capital expenditures, market observable pricing multiples of similar businesses and comparable transactions, possible control premiums, determining the appropriate discount rate and long-term growth rate assumptions, and, if multiple approaches are being used, determining the appropriate weighting applied to each approach. It is reasonably possible that the judgments and estimates described above could change in future periods. See
Note 8 in the Notes to the consolidated and combined financial statements for further information.
Income Taxes. Prior to the Spin-Off, GE Vernova was included in the consolidated U.S. federal, state and foreign income tax returns of
GE, where eligible, through April 2, 2024. We have adopted the separate return method in preparing a provision for income taxes for the periods prior to the Spin-off. The calculation of income taxes on a separate return basis requires considerable judgment and use of both estimates and allocations. As a result, our provision for income taxes and deferred tax assets and liabilities reflected in our consolidated and combined financial statements for the periods 2022, 2023, and the first quarter of 2024 have been estimated as if we were a separate taxpayer. Following the Spin-off, GE Vernova will file tax returns independently and our provision for income taxes is prepared on a stand-
alone basis.
We only recognize the tax benefits from income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions when there is a 50 percent or less likelihood such tax position would be sustained based on its technical merits. Significant judgement is required when evaluating tax positions for uncertainty.
We re-evaluate uncertain tax positions upon changes in facts and circumstances, changes in tax law or guidance, and upon effective settlement of issues with tax authorities. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our provision (benefit) for income taxes in the period such determination is made.
We record deferred taxes on the future tax consequences of differences between the financial statement carrying value of our assets and liabilities and their respective tax basis. The realization of deferred tax assets depends on sufficient sources of taxable income. Possible sources of taxable income include taxable income in carry-back periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income, and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded to adjust the deferred tax assets to the net amount which is more likely than not to be realized. Significant weight is given to evidence that is objectively verifiable such as cumulative losses in recent years; however, some evidence may be based on estimates and assumptions regarding potential sources of future taxable income. Changes in these estimates and assumptions may result in a change in judgement regarding the realizability of deferred tax assets.
Based on our assessment of the realizability of our deferred tax assets as of December 31, 2024, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued
improvement in our U.S. operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S.
valuation allowance as early as the second half of 2025. A release of the valuation allowance would result in the recognition of certain U.S.
deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs. See Note 15 in the
Notes to the consolidated and combined financial statements for further information.
Postretirement Benefit Plans. We engage third-party actuaries to assist in the determination of pension obligations and related plan costs. We develop significant long-term assumptions including discount rates and the expected rate of return on assets in connection with
2024 FORM 10-K 45
our pension accounting. We recognize differences between the expected long-term return on plan assets, the actual return, and net actuarial gains and losses for the pension plan liabilities annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement within the Consolidated and Combined Statement of Comprehensive Income (Loss).
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement, and how long they live. We discount the future payments using a rate that matches the time frame over which the payments will be made. We also assume a long-term rate of return that will be earned on investments used to fund these payments.
We evaluate these assumptions annually. We periodically evaluate other assumptions, such as compensation, retirement age, mortality, and turnover, and update them as necessary to reflect our actual experience and expectations for the future.
We determine the discount rate using the weighted-average yields on high-quality fixed-income securities that have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations and generally increase pension expense in the following year; higher discount rates reduce the size of the benefit obligation and generally reduce subsequent-year pension expense.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectation about the future.
As of the measurement date of December 31, 2024, net periodic benefit income for 2025 is estimated to be $0.5 billion. The components of net periodic benefit costs, other than the service component, are included in Non-operating benefit income in our Consolidated and
Combined Statement of Income (Loss).
Fluctuations in discount rates can significantly impact pension costs and obligations. A 25 basis point decrease in the discount rate would increase our principal pension plan cost in the following year by less than $0.1 billion and would also expect an increase in the principal pension plan projected benefit obligation at year-end by approximately $0.2 billion. A 50 basis point decrease in the expected return on assets would increase principal pension plan cost in the following year by approximately $0.1 billion. See Note 13 in the Notes to the consolidated and combined financial statements for further information.
Loss Contingencies. Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to, warranties, environmental obligations, litigation, regulatory investigations and proceedings, and losses resulting from other events and developments.
When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss.
We consider many factors in making these assessments, including historical experience and matter specifics. Estimates are developed in consultation with legal counsel and are based on an analysis of potential results.
When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable, but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 22 in the
Notes to the consolidated and combined financial statements for further information.
Environmental and Asset Retirement Obligations. Our operations involve the use, disposal, and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities and may incur additional liabilities in connection with previously remediated sites or as a result of any restructuring actions taken in future periods. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent legal obligations to return leased premises to their initial state or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. See Note 22 in the Notes to the consolidated and combined financial statements for further information.
NON-GAAP FINANCIAL MEASURES. The non-GAAP financial measures presented in this Annual Report on Form 10-K are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding
U.S. GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of the Company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our U.S. GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying
2024 FORM 10-K 46
businesses and can be used by management as one basis for financial, operational, and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.
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
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Power (GAAP)	$18,127	$17,436	4%	$2,268	$1,722	32%	12.5%	9.9%	2.6pts
Less: Acquisitions	41	—		14	—
Less: Business dispositions	127	643		(21)	(19)
Less: Foreign currency effect	12	2		(35)	(118)
Power organic (Non-GAAP)	$17,947	$16,791	7%	$2,310	$1,859	24%	12.9%	11.1%	1.8pts

Wind (GAAP)	$9,701	$9,826	(1)%	$(588)	$(1,033)	43%	(6.1)%	(10.5)%	4.4pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(40)	(52)		(52)	(112)
Wind organic (Non-GAAP)	$9,741	$9,878	(1)%	$(536)	$(922)	42%	(5.5)%	(9.3)%	3.8pts

Electrification (GAAP)	$7,550	$6,378	18%	$679	$234	F	9.0%	3.7%	5.3pts
Less: Acquisitions	3	1		(3)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	22	16		(16)	(27)
Electrification organic (Non-GAAP)	$7,525	$6,361	18%	$698	$261	F	9.3%	4.1%	5.2pts
(a) Includes intersegment sales of $483 million and $414 million for the years ended December 31, 2024 and 2023, respectively. See Note
25 in the Notes to the consolidated and combined financial statements for further information.

ORGANIC REVENUES (NON-GAAP)	2024	2023	V%
Total revenues (GAAP)	$34,935	$33,239	5%
Less: Acquisitions	44	1
Less: Business dispositions	127	643
Less: Foreign currency effect	(6)	(33)
Organic revenues (Non-GAAP)	$34,771	$32,630	7%

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2024	2023	V%
Total equipment revenues (GAAP)	$18,952	$18,258	4%
Less: Acquisitions	20	—
Less: Business dispositions	66	382
Less: Foreign currency effect	(13)	(36)
Equipment organic revenues (Non-GAAP)	$18,880	$17,912	5%

Total services revenues (GAAP)	$15,983	$14,981	7%
Less: Acquisitions	24	1
Less: Business dispositions	61	260
Less: Foreign currency effect	8	3
Services organic revenues (Non-GAAP)	$15,890	$14,717	8%
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
*Non-GAAP Financial Measure
2024 FORM 10-K 47
Adjusted EBITDA margin* and Adjusted organic EBITDA margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2024	2023	V%	2022
Net income (loss) (GAAP)	$1,559	$(474)	F	$(2,722)
Add: Restructuring and other charges(a)	426	433		288
Add: Steam Power asset sale impairment	—	—		824
Add: Purchases and sales of business interests(b)	(1,024)	(92)		(55)
Add: Russia and Ukraine charges(c)	—	95		188
Add: Separation costs (benefits)(d)	(9)	—		—
Add: Arbitration refund(e)	(254)	—		—
Add: Non-operating benefit income(f)	(536)	(567)		(188)
Add: Depreciation and amortization(g)	1,008	847		893
Add: Interest and other financial charges – net(h)(i)	(130)	53		97
Add: Provision (benefit) for income taxes(i)	995	512		247
Adjusted EBITDA (Non-GAAP)	$2,035	$807	F	$(428)

Net income (loss) margin (GAAP)	4.5%	(1.4)%	5.9 pts	(9.2)%
Adjusted EBITDA margin (Non-GAAP)	5.8%	2.4%	3.4 pts	(1.4)%

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
(d) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, includes $136 million benefit related to deferred intercompany profit that was recognized upon
GE retaining the renewable energy U.S. tax equity investments at the time of the Spin-Off in the second quarter of 2024.
(e) Represents cash refund received in connection with an arbitration proceeding, constituting the payments previously made to a multiemployer pension plan, and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net in the second quarter of 2024.
(f) Primarily related to the expected return on plan assets, partially offset by interest cost.
(g) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(h) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
(i) Excludes interest expense (income) of $10 million, $45 million, and $54 million and benefit (provision) for income taxes of $56 million,
$168 million, and $(1) million for the years ended December 31, 2024, 2023, and 2022, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis due to its strategic investments in renewable energy tax equity investments.

ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2024	2023	V%
Adjusted EBITDA (Non-GAAP)	$2,035	$807	F
Less: Acquisitions	11	—
Less: Business dispositions	(21)	(19)
Less: Foreign currency effect	(114)	(257)
Adjusted organic EBITDA (Non-GAAP)	$2,160	$1,084	99%

Adjusted EBITDA margin (Non-GAAP)	5.8%	2.4%	3.4 pts
Adjusted organic EBITDA margin (Non-GAAP)	6.2%	3.3%	2.9 pts
See “—Capital Resources and Liquidity” for discussion of free cash flow*.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from the effect of fluctuations in foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities.
Foreign Exchange Risk. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro and British pound sterling. We are also exposed to the risk of changes in foreign exchange rates due to our net investment in foreign operations. The effects from the foreign currency exchange rate fluctuations on the translation of net amounts to the U.S. dollar, the reporting currency, are reflected in our equity position. See Note 2 in the
Notes to the consolidated and combined financial statements for further information regarding our net gains (losses) from foreign currency transactions.
*Non-GAAP Financial Measure
2024 FORM 10-K 48
Foreign exchange rate risk is managed with a variety of techniques, including selective use of derivatives. It is our policy to minimize currency exposures by conducting operations either within functional currencies or using the protection of hedging strategies. A 10%
increase in exchange rates against the U.S. dollar would have decreased our net income for the year ended December 31, 2024 by approximately $0.1 billion. This analysis considered the net currency exposure of foreign currency denominated monetary items and hedging instruments.
Interest Rate Risk. We are subject to interest rate risks in the ordinary course of our business. The level of our interest rate risk is dependent on our debt exposure and capital structure and is sensitive to changes in the general level of interest rates. Historical fluctuations in interest rates have not been significant for us; however, this may vary in the future as our capital structure changes.
Commodity Risk. Our operations require the use of various commodities. Fluctuations in the prices and availability of these commodities can impact our cost of equipment sold and thus our profitability. To mitigate this risk, we have implemented various strategies, including commercial actions, diversification of supplier base, and derivative instruments. We continuously monitor our exposure to commodity price fluctuations and adjust our risk management strategies as necessary.
See Note 20 in the Notes to the consolidated and combined financial statements for further information regarding our risk exposures, our use of derivatives, and the effects of this activity on our consolidated and combined financial statements.
2024 FORM 10-K 49
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
AUDITOR'S REPORT
Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of GE Vernova Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined statements of financial position of GE Vernova Inc. and subsidiaries (the
"Company") as of December 31, 2024, and 2023, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of
America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the
Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting
Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S.
federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sales of services - Revenue recognition on certain Power long-term service agreements - Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company enters into long-term service agreements with customers within its Power segment. These agreements require the Company to provide preventative and routine maintenance services, outage services, and stand-by “warranty-type” services, which generally range from 5 to 25 years. Revenue for these agreements is recognized using the percentage of completion method, based on costs incurred relative to total estimated costs over the contract term. As part of the revenue recognition process, the Company estimates both customer payments that are expected to be received and costs to perform maintenance services over the contract term. Key assumptions within those estimates that require significant judgment from management include: (a) how the customer will utilize the assets covered over the contract term, (b) the expected timing and extent of future maintenance and outage services, (c) the future cost of materials, labor, and other resources, and (d) forward looking information concerning market conditions.
Given the complexity involved with evaluating the estimates, which includes significant judgment necessary to estimate future costs, auditing management’s key assumptions within the estimates required a high degree of auditor judgment and extensive audit effort, including the involvement of professionals with specialized skills and industry knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures over the estimates and key assumptions described above related to the amount and timing of revenue recognition of the long-term service agreements, within the Power segment, included the following, among others:
•We evaluated management’s risk assessment process through observation of key meetings, including inspection of documentation, addressing contract status and current market conditions.
•We evaluated the appropriateness and consistency of management’s methods and key assumptions to develop cost estimates, including expected timing and extent of future maintenance and outage services as well as the future cost of materials, labor and other resources, all of which impact contract margin.
•We tested management’s utilization assumptions for timing and extent of future maintenance and overhaul services projected for the contract term by comparing current estimates to historical information and forward-looking market conditions.
2024 FORM 10-K 50
•We tested management’s process for estimating the timing and amount of costs associated with maintenance, outage, and other major events throughout the contract term, including comparing estimates to historical cost experience, performing a retrospective review, performing analytical procedures, and utilizing specialists to evaluate engineering studies used by the Company to estimate the useful life of capital parts of certain installed equipment.

/s/	DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 6, 2025
We have served as the Company's auditor since 2022.
2024 FORM 10-K 51

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS)
For the years ended December 31 (In millions, except per share amounts)	2024	2023	2022

Sales of equipment	$18,952	$18,258	$15,819
Sales of services	15,983	14,981	13,835
Total revenues	34,935	33,239	29,654

Cost of equipment	17,989	18,705	16,972
Cost of services	10,861	9,716	9,224
Gross profit	6,085	4,818	3,458

Selling, general, and administrative expenses	4,632	4,845	5,360
Research and development expenses	982	896	979
Operating income (loss)	471	(923)	(2,881)

Interest and other financial charges – net	120	(98)	(151)
Non-operating benefit income	536	567	188
Other income (expense) – net (Note 19)	1,372	324	370

Income (loss) before income taxes	2,498	(130)	(2,474)
Provision (benefit) for income taxes (Note 15)	939	344	248
Net income (loss)	1,559	(474)	(2,722)
Net loss (income) attributable to noncontrolling interests	(7)	36	(14)
Net income (loss) attributable to GE Vernova	$1,552	$(438)	$(2,736)

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$5.65	$(1.60)	$(10.00)
Diluted	$5.58	$(1.60)	$(10.00)

Weighted-average number of common shares outstanding:
Basic	275	274	274
Diluted	278	274	274
2024 FORM 10-K 52

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION
December 31 (In millions, except share and per share amounts)	2024	2023
Cash, cash equivalents, and restricted cash	$8,205	$1,551
Current receivables – net (Note 4)	8,174	7,409
Due from related parties (Note 24)	4	80
Inventories, including deferred inventory costs (Note 5)	8,587	8,253
Current contract assets (Note 9)	8,621	8,339
All other current assets (Note 10)	562	352
Assets of business held for sale (Note 3)	—	1,444
Current assets	34,153	27,428

Property, plant, and equipment – net (Note 6)	5,150	5,228
Goodwill (Note 8)	4,263	4,437
Intangible assets – net (Note 8)	813	1,042
Contract and other deferred assets (Note 9)	555	621
Equity method investments (Note 11)	2,149	3,555
Deferred income taxes (Note 15)	1,639	1,582
All other assets (Note 10)	2,763	2,228
Total assets	$51,485	$46,121

Accounts payable and equipment project payables (Note 12)	$8,578	$7,900
Due to related parties (Note 24)	24	532
Contract liabilities and deferred income (Note 9)	17,587	15,074
All other current liabilities (Note 14)	5,496	4,352
Liabilities of business held for sale (Note 3)	—	1,448
Current liabilities	31,685	29,306

Deferred income taxes (Note 15)	827	382
Non-current compensation and benefits	3,264	3,273
All other liabilities (Note 14)	5,116	4,780
Total liabilities	40,892	37,741

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 275,880,314 shares outstanding as of December 31, 2024	3	—
Additional paid-in capital	9,733	—
Retained earnings	1,611	—
Treasury common stock, 226,290 shares at cost	(43)	—
Net parent investment	—	8,051
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 16)	(1,759)	(635)
Total equity attributable to GE Vernova	9,546	7,416
Noncontrolling interests	1,047	964
Total equity	10,593	8,380
Total liabilities and equity	$51,485	$46,121
2024 FORM 10-K 53

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
For the years ended December 31 (In millions)	2024	2023	2022
Net income (loss)	$1,559	$(474)	$(2,722)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	895	724	779
Amortization of intangible assets (Note 8)	277	240	1,018
(Gains) losses on purchases and sales of business interests	(1,147)	(209)	(21)
Principal pension plans – net (Note 13)	(376)	(405)	—
Other postretirement benefit plans – net (Note 13)	(290)	(313)	(206)
Provision (benefit) for income taxes (Note 15)	939	344	248
Cash recovered (paid) during the year for income taxes	(623)	(2)	(91)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,289)	(837)	(870)
Decrease (increase) in due from related parties	(8)	(2)	(4)
Decrease (increase) in inventories, including deferred inventory costs	(641)	(240)	(949)
Decrease (increase) in current contract assets	(409)	113	353
Increase (decrease) in accounts payable and equipment project payables	1,066	(663)	643
Increase (decrease) in due to related parties	(398)	(53)	124
Increase (decrease) in contract liabilities and current deferred income	2,799	2,812	1,282
All other operating activities	229	151	302
Cash from (used for) operating activities	2,583	1,186	(114)

Additions to property, plant, and equipment and internal-use software	(883)	(744)	(513)
Dispositions of property, plant, and equipment	25	60	53
Purchases of and contributions to equity method investments	(114)	(83)	(393)
Sales of and distributions from equity method investments	244	232	340
Proceeds from principal business dispositions	813	—	—
All other investing activities	(122)	(199)	191
Cash from (used for) investing activities	(37)	(734)	(322)

Net increase (decrease) in borrowings of maturities of 90 days or less	(23)	16	15
Transfers from (to) Parent	2,933	(361)	947
All other financing activities	742	(63)	(151)
Cash from (used for) financing activities	3,652	(408)	811
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(147)	22	(87)
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within businesses held for sale	6,051	66	288
Less: Net increase (decrease) in cash classified within businesses held for sale	(603)	582	21
Increase (decrease) in cash, cash equivalents, and restricted cash	6,654	(516)	267
Cash, cash equivalents, and restricted cash at beginning of year	1,551	2,067	1,800
Cash, cash equivalents, and restricted cash as of December 31	$8,205	$1,551	$2,067
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(74)	$(83)	$(77)
2024 FORM 10-K 54

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31 (In millions)	2024	2023	2022
Net income (loss) attributable to GE Vernova	$1,552	$(438)	$(2,736)
Net loss (income) attributable to noncontrolling interests	(7)	36	(14)
Net income (loss)	$1,559	$(474)	$(2,722)

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(397)	114	(254)
Benefit plans – net of taxes	(730)	640	78
Cash flow hedges – net of taxes	6	69	(22)
Other comprehensive income (loss)	$(1,120)	$823	$(198)

Comprehensive income (loss)	$439	$349	$(2,920)
Comprehensive loss (income) attributable to noncontrolling interests	(11)	34	(16)
Comprehensive income (loss) attributable to GE Vernova	$428	$383	$(2,936)
2024 FORM 10-K 55

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2024	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Transfers from (to) Parent, including Spin-Off related adjustments	—	—	—	—	—	794	—	—	794
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	—	(8,715)	—	—	—
Issuance of shares in connection with equity awards(a)	2	—	52	—	(40)	—	—	—	12
Share-based compensation expense	—	—	155	—	—	—	—	—	155
Dividends declared ($0.25 per common share)	—	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	—	—	—	—	(3)	—	—	—	(3)
Net income (loss)	—	—	—	1,682	—	(130)	—	7	1,559
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(399)	2	(397)
Benefit plans – net of taxes	—	—	—	—	—	—	(732)	2	(730)
Cash flow hedges – net of taxes	—	—	—	—	—	—	6	—	6
Changes in equity attributable to noncontrolling interests(b)	—	—	814	—	—	—	—	72	886
Balances as of December 31, 2024	276	$3	$9,733	$1,611	$(43)	$—	$(1,759)	$1,047	$10,593

Balances as of January 1, 2023	—	$—	$—	$—	$—	$12,106	$(1,456)	$957	$11,607
Net income (loss)	—	—	—	—	—	(438)	—	(36)	(474)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	110	4	114
Benefit plans – net of taxes	—	—	—	—	—	—	642	(2)	640
Cash flow hedges – net of taxes	—	—	—	—	—	—	69	—	69
Transfers from (to) Parent	—	—	—	—	—	(3,617)	—	—	(3,617)
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	41	41
Balances as of December 31, 2023	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380

Balances as of January 1, 2022	—	$—	$—	$—	$—	$13,996	$(1,256)	$989	$13,729
Net income (loss)	—	—	—	—	—	(2,736)	—	14	(2,722)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(253)	(1)	(254)
Benefit plans – net of taxes	—	—	—	—	—	—	75	3	78
Cash flow hedges – net of taxes	—	—	—	—	—	—	(22)	—	(22)
Transfers from (to) Parent	—	—	—	—	—	846	—	—	846
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Balances as of December 31, 2022	—	$—	$—	$—	$—	$12,106	$(1,456)	$957	$11,607
(a) During the third quarter, restrictions lapsed on 435,719 shares of GE Vernova common stock in connection with the vesting of performance shares originally awarded by General Electric Company, now operating as GE Aerospace. We withheld 218,290 shares of
GE Vernova common stock to satisfy tax withholding obligations, resulting in $40 million of Treasury common stock.
(b) Primarily relates to proceeds from the sales of an approximately 24% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, in the year ended December 31, 2024, net of directly attributable taxes of $245 million.
2024 FORM 10-K 56
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization. On April 2, 2024, General Electric Company, which now operates as GE Aerospace (GE or Parent) completed the previously announced spin-off (the Spin-Off) of GE Vernova Inc. (the Company, GE Vernova, our, we, or us). The Spin-Off was completed through a distribution of all the Company's outstanding common stock to holders of record of GE's common stock as of the close of business on
March 19, 2024 (the Distribution), which resulted in the issuance of approximately 274 million shares of common stock. As a result of the
Distribution, the Company became an independent public company. Our common stock is listed under the symbol “GEV” on the New York
Stock Exchange. In connection with the Spin-Off, GE contributed cash of $515 million to GE Vernova to fund future operations and transferred restricted cash of $325 million to us such that the Company’s cash balance upon completion of the Spin-Off was approximately
$4,200 million. See Note 22 for further information.
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
GE Vernova is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We report our financial results across three business segments:
•Our Power segment includes design, manufacture, and servicing of gas, nuclear, hydro, and steam technologies, providing a critical foundation of dispatchable, flexible, stable, and reliable power.
•Our Wind segment includes our wind generation technologies, inclusive of onshore and offshore wind turbines and blades.
•Our Electrification segment includes grid solutions, power conversion, electrification software, and solar and storage solutions technologies required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption.
Basis of Presentation. For periods prior to the Spin-Off, the combined financial statements have been derived from the consolidated financial statements and accounting records of GE, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. These combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods prior to the Spin-Off.
The consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles
(U.S. GAAP) and present the historical results of operations, comprehensive income and losses, and cash flows for the years ended
December 31, 2024, 2023, and 2022 and the financial position as of December 31, 2024 and 2023. We have reclassified certain prior-year amounts to conform to the current-year's presentation. The information in tables throughout the footnotes is presented in millions of U.S.
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
2024 FORM 10-K 57
For periods prior to the Spin-Off, GE used a centralized approach to cash management and financing of its operations. These arrangements may not be reflective of the way the Company would have financed its operations had it been a separate, stand-alone entity during the periods prior to the Spin-Off. The GE centralized cash management arrangements are excluded from the asset and liability balances in the Consolidated and Combined Statement of Financial Position for periods prior to the Spin-Off. These amounts have instead been included in Net parent investment as a component of equity. GE’s third-party debt and, unless specifically attributable, the related interest expense, has not been attributed to the Company because the Company is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. See Note 24 for further information.
For periods prior to the Spin-Off, the Consolidated and Combined Statement of Income (Loss) includes expense allocations for certain corporate, infrastructure, and shared services expenses provided by GE on a centralized basis (GE Corporate Costs), including, but not limited to, finance, supply chain, human resources, IT, insurance, employee benefits, and other expenses that are either specifically identifiable or clearly applicable to the Company. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis using an applicable measure of headcount, revenue, or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by GE
Vernova during the periods prior to the Spin-Off. However, the GE Corporate Costs allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, stand-alone public entity. See Note 24 for further information.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions. The preparation of the consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in the consolidated and combined financial statements. We believe these assumptions to be reasonable under the circumstances and although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows.
Estimates are used for, but are not limited to, determining revenue from contracts with customers, recoverability of inventory, long-lived assets and investments, valuation of goodwill and intangible assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, accruals for contingencies including legal, product warranties and environmental, asset retirement obligations, actuarial assumptions used to determine costs of pension and postretirement benefits, valuation and recoverability of receivables, valuation of derivatives, and valuation of assets acquired, liabilities assumed, and contingent consideration as a result of acquisitions.
Revenues from the Sale of Equipment. Sales of equipment include the sales of gas turbines, wind turbines and repower units, and other power generation equipment related to energy production as well as substation solutions, high-voltage direct current (HVDC) solutions, transformers, and switchgears for the transmission and distribution of electricity.
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
During the years ended December 31, 2024 and 2023, primarily as a result of changes in product and project cost estimates, we recorded incremental contract losses for certain Offshore Wind contracts of $1,005 million and $379 million, respectively. The incremental contract losses in 2024 primarily relate to the estimated impact of changes in execution timelines, project-related commercial liabilities, costs to remediate quality issues including the removal of previously installed blades at the Vineyard Wind project, and additional project-related supply chain and manufacturing costs. Further changes in our execution timelines or other adverse developments could result in further losses beyond the amounts that we currently estimate.
Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 9 for further information.
Performance Obligations Satisfied at a Point in Time. We recognize revenue on agreements for non-customized equipment and other goods we manufacture on a standardized basis for sale to the market at the point in time that the customer obtains control of the product, which is generally no earlier than when the customer has physical possession. We recognize revenue based on the transaction price to which we expect to be entitled based on our history and estimates regarding variable consideration such as performance and delivery
2024 FORM 10-K 58
commitments. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).
Where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the equipment, and that acceptance is likely to occur. We do not provide for anticipated losses on point-in-time transactions prior to transferring control of the equipment to the customer.
Our billing terms for these point-in-time equipment contracts generally coincide with delivery to the customer; however, we receive progress collections from customers for large equipment purchases to generally reserve production slots.
Revenues from the Sale of Services. Sales of services include sales from contracts that include the sales of parts and labor associated with servicing customers’ installed base in addition to software related offerings, extended warranties, equipment upgrades, and other service-type activities. Consistent with the way we manage our businesses and interact with customers, we refer to sales under service agreements, which includes both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations. See Note 9 for further information.
Performance Obligations Satisfied Over Time. We enter into long-term service agreements, which we refer to as contractual service agreements, with our customers within our Power segment. These agreements require us to provide preventative and routine maintenance, outage services, and standby “warranty type” services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our performance obligation unless the customer has a substantive right to make a separate purchasing decision for services such as equipment upgrades. When determined to be a separate performance obligation, revenue for equipment upgrades is recognized over time as our performance enhances the customer’s asset.
We recognize revenue as we perform under these arrangements using the percentage of completion method, which is based on our costs incurred to date relative to our estimate of total expected costs and the transaction price to which we expect to be entitled under the terms of the contract. Throughout the life of a contract, this measure of progress captures the nature, timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major outages at predetermined usage intervals. We provide for a potential loss on these agreements when it is expected that we will incur such loss.
Our billing terms for these arrangements are generally based on the customers’ utilization of the equipment (e.g., per hour of usage) and upon the occurrence of a major maintenance event within the contract, such as an outage. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) result in changes to our contract asset or contract liability positions. See Note 9 for further information.
We also enter into long-term service agreements, which we refer to as flexible service agreements, in our Wind segment. Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed equipment repairs. We generally invoice periodically as services are provided.
Performance Obligations Satisfied at a Point in Time. We sell certain tangible products, largely spare parts, through our services businesses. We recognize revenues and bill our customers at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer.
Cash, Cash Equivalents and Restricted Cash. Short-term investments and money market instruments with original maturities of three months or less are included in Cash, cash equivalents, and restricted cash. Restricted cash primarily relates to funds restricted in connection with contractual and legal restrictions and amounted to $438 million and $50 million as of December 31, 2024 and 2023, respectively. See Note 22 for further information.
Customer Receivables. Amounts due from customers arising from the sales of equipment and services are recorded at the outstanding amount, less allowance for losses. We regularly monitor the recoverability of our receivables. See Note 4 for further information.
Allowance for Credit Losses. When we record customer receivables, contract assets, and financing receivables, as well as financial guarantees and certain commitments, we record an allowance for credit losses for the current expected credit losses inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present the assets’ net carrying value at the amount expected to be collected. In each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.
We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, we pool assets with similar country risk and credit risk characteristics. Changes in the relevant information may significantly affect the estimates of expected credit losses.
Inventories. All inventories are stated at lower of cost or realizable values. Cost of inventories is primarily determined on a first-in, first-out basis. Write-downs for excess, slow moving, and obsolete inventory are recorded as necessary. To determine these amounts, inventory quantities on-hand are regularly reviewed and compared to historical utilization and estimates of future product demand, market conditions, and technological developments. See Note 5 for further information.
Property, Plant, and Equipment. The cost of property, plant, and equipment is generally depreciated on a straight-line basis over its estimated economic life. See Note 6 for further information.
2024 FORM 10-K 59
Leases. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset, included in Property, plant, and equipment. Options to extend the lease are included as part of the ROU asset and liability when it is reasonably certain the Company will exercise the option. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. As the Company’s leases typically do not provide an implicit rate, the present value of our lease liability is determined using the Company’s incremental collateralized borrowing rate at lease commencement. For leases with an initial term of 12 months or less, an
ROU asset and lease liability are not recognized and lease expense is recognized on a straight-line basis over the lease term. Certain of our leases include provisions for variable lease payments which are based on, but not limited to, maintenance, insurance, taxes, index escalations, and usage based amounts. The Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred. We test ROU assets whenever events or changes in circumstance indicate that the asset may be impaired. See Notes 6 and 7 for further information.
Goodwill and Other Intangible Assets. We test goodwill for impairment at the reporting unit level annually in the fourth quarter of each year using October 1st as the measurement date. We also test goodwill for impairment when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value.
For other intangible assets, cost is generally amortized on a straight-line basis over the asset’s estimated economic life. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. See Note 8 for further information.
Derivatives and Hedging. We use derivatives to reduce the earnings, equity, and cash flow volatility associated with risks related to foreign currency and commodity prices. We use derivatives solely for managing risks and do not use derivatives for speculative purposes.
Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative instrument offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue the application of hedge accounting to that relationship prospectively. Fair value of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions.
We use economic hedges when we have exposures to foreign exchange and commodity risk for which we are unable to meet the requirements for hedge accounting. These derivatives are not designated as hedges from an accounting standpoint but otherwise serve the same economic purpose as other hedging arrangements. Although derivatives may be effective economic hedges, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivatives and the hedged items.
See Note 20 for further information.
Equity Method Investments. Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. While a voting percentage of 20% is generally presumed to demonstrate significant influence, other indicators such as board representation or participation in policy-making processes are considered in determining whether significant influence exists. Equity method investments are assessed for other-than-temporary impairment when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. Our proportionate interest in any intra-
entity profits or losses of an equity method investment are eliminated until the related profit and losses are realized by the investee. Our share of the results of equity method investments is recognized within Other (income) expense – net in the Consolidated and Combined
Statement of Income (Loss). See Note 11 for further information.
Variable Interest Entities. Arrangements in which voting or similar rights may not be indicative of control are reviewed under the guidance for variable interest entities (VIEs). We consolidate VIEs for which we are the primary beneficiary, and if we are not the primary beneficiary and an ownership interest is held, the VIE is generally accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including our power to direct the activities of the
VIE that most significantly impact its economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. See Note 21 for further information.
Income Taxes. Prior to the Spin-off, GE Vernova was included in the consolidated U.S. federal, state, and foreign income tax returns of
GE, where eligible, through April 2, 2024. The Company's provision for income taxes for the periods 2022, 2023, and the first quarter of
2024 was prepared using the separate return method. On a separate return basis, actual transactions included in the consolidated and combined financial statements of GE may not be included in the GE Vernova consolidated and combined financial statements. Similarly, the tax treatment of certain items reflected in the consolidated and combined financial statements of GE Vernova may not be reflected in the consolidated and combined financial statements and tax returns of GE. Therefore, items such as tax loss carryforwards, tax credit carryforwards, and valuation allowances may exist in the separate GE Vernova consolidated and combined financial statements that may or may not exist in GE’s consolidated and combined financial statements. Following the Spin-off, GE Vernova will file tax returns independently and the Company's provision for income taxes is prepared on a stand-alone basis. As a result, the deferred income taxes and effective tax rate reported in 2024 may differ from those reported in the historical periods prior to the Spin-off.
We only recognize the tax benefits from income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions when there is a 50 percent or less likelihood such tax position would be sustained based on its technical merits. We re-evaluate uncertain tax positions upon changes in facts and circumstances, changes in tax law or guidance, and upon effective settlement of issues with tax authorities. We classify interest on tax deficiencies or overpayments as interest expense or income in Interest and other financial charges – net and income tax penalties as a Provision (benefit)
for income taxes in the Consolidated and Combined Statement of Income (Loss).
2024 FORM 10-K 60
We record deferred taxes on the future tax consequences of differences between the financial statement carrying value of our assets and liabilities and their respective tax basis. The realization of deferred tax assets depends on sufficient sources of taxable income. Possible sources of taxable income include taxable income in carry-back periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income, and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded to adjust the deferred tax assets to the net amount which is more likely than not to be realized.
See Note 15 for further information.
Postretirement Benefit Plans. Certain employees, former employees, and retirees of the Company participate in postretirement benefit plans sponsored by the Company.
Management presents these plans sponsored by the Company in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. Plan assets are categorized for disclosure purposes in accordance with the fair value hierarchy. Benefits are calculated using significant inputs to the actuarial models that measure benefit obligations and related effects on operations. The Company evaluates critical assumptions, including discount rates and expected return on assets, at least annually on a plan and country-specific basis. Actual results in any given year often will differ from actuarial assumptions because of economic and other factors.
Projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the expected timing of benefit payments. Generally, lower discount rates increase present values and increase subsequent-year pension expense, while higher discount rates decrease present values and decrease subsequent-year pension expense. The components of net periodic benefit costs, other than the service cost component, are recognized within Non-operating benefit income in the Consolidated and Combined Statement of Income (Loss). The Company delays recognition of gains and losses and subsequently amortizes these amounts into earnings over the remaining average future service of active employees or the expected life of inactive participants, as applicable, who participate in the plan.
For the principal pension plans, gains and losses are amortized using a straight-line method with a separate layer for each year's gains and losses. For most other pension plans and principal retiree benefit plans, gains and losses are amortized using a straight-line or a corridor amortization method. See Note 13 for further information.
Loss Contingencies. Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to warranties, environmental obligations, litigation, regulatory investigations and proceedings, and losses resulting from other events and developments.
When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss.
When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made See Note 22 for further information.
Supply Chain Finance Programs. We evaluate supply chain finance programs to ensure where we use a third party intermediary to settle our trade payables, their involvement does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit. If any characteristics of the trade payables change or we receive a direct economic benefit, we reclassify the trade payables as borrowings.
Accounts Payable and Equipment Project Payables. Accounts payable and equipment project payables include amounts due to suppliers and liabilities for costs and expenses incurred or accrued for which invoices have not been received.
Fair Value Measurements. The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value, including certain assets within our pension plans and retiree benefit plans. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These inputs establish a fair value hierarchy:
Level 1 - Quoted prices for identical instruments in active markets;
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and
Level 3 - Significant inputs to the valuation model are unobservable.
Recurring Fair Value Measurements. For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
Derivatives. Derivative assets and liabilities primarily represent foreign currency and commodity forward contracts. The majority of our derivatives are valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities and therefore are considered Level 2. See Note 20 for further information.
Nonrecurring Fair Value Measurements. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities may include loans and long-lived assets reduced to fair value upon classification as held for sale, impaired equity method investments, loans, and long-lived assets, assets acquired and liabilities assumed in connection with business combinations, and remeasured retained investments in formerly combined subsidiaries upon a change in control that results in the deconsolidation of that
2024 FORM 10-K 61
subsidiary and retention of a noncontrolling stake in the entity. Assets written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.
Equity Method Investments. Equity method investments are initially recorded at cost and are adjusted in each period for the Company’s share of the investee’s income or loss and dividends paid. In instances of impairment, equity method investments are written down to fair value using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using either a discounted cash flow model, comparative market multiples, third-party pricing sources or a combination of these approaches, as appropriate. These investments are generally valued using Level 3 inputs.
Financing Receivables. When financing receivables are held for sale, we generally use market data, including pricing on recently closed market transactions, to value financing receivables. Such financing receivables are valued using Level 2 inputs. When the data is unobservable, we use valuation methodologies using current market interest rate data adjusted for inherent credit risk. Such financing receivables are valued using Level 3 inputs.
Long-lived Assets. Fair values of long-lived assets are primarily derived internally and are corroborated by available external appraisal information as applicable. These assets are generally valued using Level 3 inputs.
Restructuring Costs. We record liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred.
Employee termination costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period. See Note 23 for further information.
Research and Development. The Company conducts research and development (R&D) activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. This includes internal R&D expenses as well as expenses incurred for R&D services from third parties. R&D costs are expensed as incurred.
Government Assistance. We receive grants, incentives, and refundable tax credits from various federal, state, local, and foreign governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction which encourage investment, job creation and retention, and environmental objectives including renewable energy production and emissions reductions. We recognize government incentives as a reduction to the related expense or asset when there is reasonable assurance that the Company will comply with the conditions of the incentive, the incentive is received or is probable of receipt, and the amount is determinable. Government grants resulted in reductions of $52 million, $71 million, and $56 million to research and development expenses for the years ended
December 31, 2024, 2023, and 2022, respectively. As a result of the advanced manufacturing credits provided by the Inflation Reduction
Act, which went into effect in 2023, our Wind business also recognized a $319 million and $234 million reduction to cost of equipment for the years ended December 31, 2024 and 2023, respectively, and recorded $301 million and $230 million as of December 31, 2024 and
2023, respectively, in Current receivables - net and All other assets in our Consolidated and Combined Statement of Financial Position.
Foreign Currency. We determine the functional currency of foreign subsidiaries based on their primary operations that generate and expend cash. The functional currency for many of our international operations is the local currency, and for other international operations, the functional currency is the U.S. dollar. When the functional currency is not the U.S. dollar, asset and liability accounts are translated at period-end exchange rates, and the Company translates functional currency income and expense amounts to their U.S. dollar equivalents using average exchange rates for the period. The U.S. dollar effects that arise from changing translation rates from functional currencies are recorded in Accumulated other comprehensive income (loss) – net attributable to GE Vernova (AOCI) in the Consolidated and
Combined Statement of Financial Position.
Gains and losses from foreign currency transactions, such as those resulting from the settlement of monetary items in the non-functional currency and those resulting from remeasurements of monetary items, are included in Cost of equipment, Cost of services and Selling, general, and administrative expenses depending on the underlying nature of the item. Net gains (losses) from foreign currency transactions were $20 million, $80 million, and $57 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Recently Issued Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No.
2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated and combined financial statements.
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
NOTE 3. DISPOSITIONS AND BUSINESSES HELD FOR SALE. During the second quarter of 2024, our Steam Power business completed the sale of part of its nuclear activities to Electricité de France S.A. (EDF). In connection with the disposition, we received net cash proceeds of $639 million, subject to customary working capital and other post-close adjustments. As a result, we recognized a pre-tax gain of $964 million (after-tax gain of $956 million), recorded in Other income (expense) – net in our Consolidated and Combined
Statement of Income (Loss) for the year ended December 31, 2024. See Notes 15, 16 and 19 for further information.
The major components of assets and liabilities of the business held for sale in the Company’s Consolidated and Combined Statement of
Financial Position are summarized as follows:
2024 FORM 10-K 62

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE December 31	2024	2023
Cash and cash equivalents	$—	$603
Current receivables, inventories, and contract assets	—	551
Property, plant, and equipment and intangibles – net	—	237
Other assets	—	53
Assets of business held for sale	$—	$1,444

Contract liabilities and deferred income	$—	$1,001
Accounts payable and equipment project payables	—	177
Other liabilities	—	270
Liabilities of business held for sale	$—	$1,448
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET December 31	2024	2023
Customer receivables	$6,310	$5,952
Non-income based tax receivables	814	1,048
Supplier advances and other receivables	1,514	924
Other receivables	$2,328	$1,972
Allowance for credit losses	(464)	(515)
Total current receivables – net	$8,174	$7,409
Activity in the allowance for credit losses related to current receivables for the years ended December 31, 2024, 2023, and 2022 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2024	2023	2022
Balance as of January 1	$515	$674	$771
Net additions (releases) charged to costs and expenses	33	(7)	9
Write-offs, net	(36)	(163)	(11)
Foreign exchange and other (a)	(48)	11	(95)
Balance as of December 31	$464	$515	$674
(a) Includes a reclassification of $73 million from current to long-term allowance due to a revised customer settlement schedule for the year ended December 31, 2022.
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $1,647 million, $1,590 million, and $1,624 million in the years ended December 31,
2024, 2023, and 2022, respectively. Within these programs, primarily related to our participation in customer-sponsored supply chain finance programs in Wind, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer, and cash is received at the original invoice due date. Included in the sales of customer receivables in the year ended
December 31, 2023 was $82 million in our Gas Power business within our Power segment, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES – NET December 31	2024	2023
Long-term customer receivables	$282	$316
Supplier advances	285	243
Non-income based tax receivables	74	136
Other receivables	247	190
Allowance for credit losses	(142)	(184)
Total long-term receivables – net	$745	$701
NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

December 31	2024	2023
Raw materials and work in process	$5,328	$4,685
Finished goods	2,490	2,514
Deferred inventory costs(a)	769	1,054
Inventories, including deferred inventory costs	$8,587	$8,253
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
2024 FORM 10-K 63
NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	Depreciable lives (in years)	Original Cost		Net Carrying Value
December 31		2024	2023	2024	2023
Land and improvements	8	$337	$352	$323	$341
Buildings, structures, and related equipment	8-40	3,171	3,278	1,339	1,494
Machinery and equipment(a)	4-20	7,938	7,763	2,284	2,399
Leasehold costs and manufacturing plant under construction	1-10	762	514	533	326
ROU operating lease assets(b)				671	668
Property, plant, and equipment – net		$12,207	$11,907	$5,150	$5,228
(a)Includes equipment we own that is leased to customers and is stated at cost less accumulated depreciation with a carrying value of
$374 million and $422 million as of December 31, 2024 and 2023, respectively.
(b)See Note 7 for further information.
Depreciation and amortization related to property, plant, and equipment was $895 million, $724 million, and $779 million for the years ended December 31, 2024, 2023, and 2022, respectively.
In the third quarter of 2024, we recognized a non-cash pre-tax impairment charge of $108 million related to property, plant, and equipment due to restructuring at our Hydro Power business, which is included in depreciation and amortization. This charge was recorded in Cost of sales in our Consolidated and Combined Statement of Income (Loss). See Note 23 for further information.
In the first quarter of 2022, we signed a non-binding memorandum of understanding to sell part of the nuclear activities in our Steam Power business to EDF, which resulted in a reclassification of that business to held for sale. As a result, we recognized a non-cash pre-tax impairment charge of $59 million related to property, plant, and equipment at our remaining Steam Power business, of which $41 million is included in depreciation and amortization. We determined the fair value of these assets using an income approach when testing for impairment. This charge was recorded in Selling, general, and administrative expenses in our Consolidated and Combined Statement of
Income (Loss).
NOTE 7. LEASES
Operating Lease Liabilities. The Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our operating lease liabilities are included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, as detailed below.

December 31	2024	2023
Current portion of operating lease liability	$163	$193
Noncurrent portion of operating lease liability	562	525
Total operating lease liability	$725	$718

OPERATING LEASE EXPENSE	2024	2023	2022
Long-term (fixed)	$194	$205	$225
Long-term (variable)	47	49	53
Short-term	25	63	62
Total operating lease expense	$265	$317	$340

MATURITY OF LEASE LIABILITIES	2025	2026	2027	2028	2029	Thereafter	Total
Undiscounted lease payments	$188	$146	$114	$86	$60	$256	$850
Less: Imputed interest							(125)
Total lease liability as of December 31, 2024							$725

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2024	2023	2022
Operating cash flows used for operating leases	$242	$214	$229
Right-of-use assets obtained in exchange for new lease liabilities	259	278	183
Weighted-average remaining lease term as of December 31	7.3 years	7.1 years	6.7 years
Weighted-average discount rate as of December 31	4.4%	4.0%	3.5%
Finance Lease Liabilities. Our finance lease liabilities are included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, as detailed below. Our finance leases have a weighted-average remaining lease term of
13.1 years and a weighted-average discount rate of 2.9% as of December 31, 2024.
2024 FORM 10-K 64

December 31	2024	2023
Current portion of finance lease liability	$18	$27
Noncurrent portion of finance lease liability	248	284
Total finance lease liability	$266	$311
NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
Acquisitions. In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services.

CHANGES IN GOODWILL BALANCES	Power	Wind	Electrification	Total
Balance at December 31, 2022	$144	$3,118	$902	$4,164
Acquisitions(a)	164	—	22	186
Currency exchange and other	—	86	1	87
Balance at December 31, 2023	$308	$3,204	$925	$4,437
Currency exchange and other	3	(170)	(7)	(174)
Balance at December 31, 2024	$310	$3,035	$918	$4,263
(a) Includes Gas Power's acquisition of Nexus Controls.
In the fourth quarter of 2024, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units significantly exceeded their carrying values. Determining the fair values of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that estimates and significant judgements could change in future periods.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION		2024			2023
December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	3-23	$2,292	$(1,974)	$318	$2,356	$(1,953)	$403
Patents and technology	5-15	2,869	(2,587)	283	2,924	(2,558)	366
Capitalized software	3-10	1,035	(871)	165	1,015	(800)	215
Trademarks & other	3-25	208	(160)	48	203	(145)	58
Total		$6,404	$(5,592)	$813	$6,498	$(5,456)	$1,042
All intangible assets are subject to amortization. Intangible assets decreased $230 million in 2024, primarily as a result of amortization.
Amortization expense was $277 million, $240 million, and $1,018 million for the years ended December 31, 2024, 2023, and 2022, respectively.
In the first quarter of 2022, we signed a non-binding memorandum of understanding to sell part of the nuclear activities in our Steam Power business to EDF, which resulted in a reclassification of that business to held for sale. As a result, we recognized a non-cash pre-tax impairment charge of $765 million related to intangible assets at our remaining Steam Power business, which is included in amortization.
We determined the fair value of these intangible assets using an income approach when testing for impairment. This charge was recorded in Selling, general, and administrative expenses in our Consolidated and Combined Statement of Income (Loss). See Note 3 for further information.
Estimated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2025	2026	2027	2028	2029
Estimated annual pre-tax amortization	$236	$228	$175	$85	$21
NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $216 million in the year ended December 31, 2024 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased
$2,497 million in the year ended December 31, 2024 primarily due to new collections received in excess of revenue recognition at Power and Electrification, partially offset by revenue recognition and the settlement of a previously cancelled contract at Wind of $402 million. Net contractual service agreements increased primarily due to revenues recognized of $5,473 million, partially offset by billings of $5,021 million and net unfavorable changes in estimated profitability of $319 million due primarily to higher costs.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $9,933 million and $8,331 million for the years ended December 31, 2024 and 2023, respectively.
2024 FORM 10-K 65

CONTRACT AND OTHER DEFERRED ASSETS
December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,321	$—	$—	$5,321
Equipment and other service agreement assets	1,622	538	1,139	3,300
Current contract assets	$6,944	$538	$1,139	$8,621
Non-current contract and other deferred assets(a)	536	8	11	555
Total contract and other deferred assets	$7,479	$546	$1,150	$9,176

December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,201	$—	$—	$5,201
Equipment and other service agreement assets	1,679	392	1,067	3,138
Current contract assets	$6,880	$392	$1,067	$8,339
Non-current contract and other deferred assets(a)	602	14	5	621
Total contract and other deferred assets	$7,482	$406	$1,072	$8,960
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,789	$—	$—	$1,789
Equipment and other service agreement liabilities	7,879	3,684	3,946	15,511
Current deferred income	6	193	88	287
Contract liabilities and current deferred income	$9,674	$3,877	$4,034	$17,587
Non-current deferred income	29	112	16	157
Total contract liabilities and deferred income	$9,703	$3,989	$4,050	$17,744

December 31, 2023	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,810	$—	$—	$1,810
Equipment and other service agreement liabilities	5,732	4,819	2,352	12,903
Current deferred income	20	228	113	361
Contract liabilities and current deferred income	$7,562	$5,047	$2,465	$15,074
Non-current deferred income	48	90	35	173
Total contract liabilities and deferred income	$7,610	$5,137	$2,500	$15,247
Remaining Performance Obligation (RPO). As of December 31, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $119,023 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $43,047 million of which 44%, 69%, and 93% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $75,976 million of which 18%, 53%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 10. CURRENT AND ALL OTHER ASSETS

December 31	2024	2023
Derivative instruments (Note 20)	$168	$76
Financing receivables – net	—	141
Prepaid taxes and deferred charges	297	128
Other	96	7
All other current assets	$562	$352

Long-term receivables – net (Note 4)	$745	$701
Long-term financing receivables - net	32	—
Pension surplus (Note 13)	890	748
Taxes receivable	364	213
Prepaid taxes and deferred charges	248	246
Derivative instruments (Note 20)	158	118
Other	326	202
All other assets	$2,763	$2,228
2024 FORM 10-K 66
NOTE 11. EQUITY METHOD INVESTMENTS

	Ownership percentage at	Equity method investment balance		Equity method income (loss)

	December 31, 2024	December 31, 2024	December 31, 2023	2024	2023	2022
Renewable energy tax equity investments(a)	—	$—	$1,227	$(38)	$(132)	$(93)
China XD Electric(b)	12%	402	485	23	8	7
Aero Alliance(c)	50%	544	510	29	38	55
Hitachi-GE Nuclear Energy(d)	20%	184	253	(12)	7	15
Prolec GE(e)	50%	251	205	105	93	17
Other(f)		769	875	(54)	(78)	59
Total		$2,149	$3,555	$53	$(64)	$60
(a)In connection with the Spin-Off, GE retained renewable energy U.S. tax equity investments of $1,244 million in limited liability companies, which generated renewable energy tax credits, and any tax attributes from historical tax equity investing activity. Tax benefits related to these investments of $53 million were recognized in the first quarter of 2024 and $183 million and $164 million were recognized during the years ended December 31, 2023 and 2022, respectively, in Provision (benefit) for income taxes in our
Consolidated and Combined Statement of Income (Loss), for which we received cash of $183 million from GE for these credits in
2023. In connection with GE retaining the renewable energy U.S. tax equity investments, we recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees in Cost of equipment in our Consolidated and
Combined Statement of Income (Loss) during the second quarter of 2024. See Note 25 for further information.
(b)China XD Electric Co., Ltd. is publicly traded on the Shanghai Stock Exchange, and the market value was $640 million as of December
31, 2024 based on the quoted market value. While the Company holds a 12% ownership interest, we account for the investment under the equity method given our participation on the investee’s board of directors. In the fourth quarter of 2024, we sold a portion of our shares decreasing our ownership percentage by 3%. See Note 19 for further information.
(c)Aero Alliance is our 50-50 joint venture with Baker Hughes Company. See Note 24 for further information.
(d)Hitachi-GE Nuclear Energy is a non-consolidated joint venture that is part of the joint venture structure with Hitachi, Ltd. that forms our
Nuclear Power business.
(e)Prolec GE refers to our joint venture with Xignux, which manufactures a wide range of transformers available for generation, transmission and distribution applications and is focused on serving utilities, renewable and industrial customers.
(f)Primarily other investments made by our Financial Services business in commercial energy projects and investments with strategic partners by our segments. For the years ended December 31, 2024, 2023, and 2022, includes impairment charges of $55 million,
$108 million, and $43 million, respectively.

	Equity method investment balance		Equity method income (loss)
	December 31, 2024	December 31, 2023	2024	2023	2022
Power	$919	$1,003	$(11)	$78	$17
Wind	49	46	5	(2)	8
Electrification	743	788	123	77	24
Corporate(a)	438	1,718	(64)	(217)	11
Total	$2,149	$3,555	$53	$(64)	$60
(a) Includes the investments owned by our Financial Services business.
The following tables present summarized financial information of the Company’s equity method investments (for the period of the
Company’s investment):

SUMMARIZED EARNINGS INFORMATION	2024	2023	2022
Revenues	$9,811	$10,030	$8,931
Gross profit	2,010	1,945	1,699
Net income	610	581	431

SUMMARIZED ASSETS AND LIABILITIES December 31	2024	2023
Current	$10,647	$10,810
Noncurrent	9,294	15,819
Total assets	$19,941	$26,629

Current	$6,906	$7,203
Noncurrent	3,725	5,466
Total liabilities	$10,631	$12,669
Noncontrolling interests	$542	$381
2024 FORM 10-K 67
NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

December 31	2024	2023
Trade payables	$4,942	$4,701
Supply chain finance programs	2,051	1,642
Equipment project payables	1,211	1,096
Non-income based tax payables	375	461
Accounts payable and equipment project payables	$8,578	$7,900
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $3,650 million and $5,442 million for the years ended December 31, 2024 and 2023, respectively. Total new supplier invoices entered into through these third party programs were $4,071 million and $4,521 million for the years ended
December 31, 2024 and 2023, respectively. Foreign exchange and other was not significant for both the years ended December 31, 2024 and 2023.
NOTE 13. POSTRETIREMENT BENEFIT PLANS
Pension Benefits and Retiree Health and Life Benefits Sponsored by GE, Allocated to GE Vernova in Connection with the Spin-
Off. On January 1, 2023, in advance of the Spin-Off, principal and other pension plans sponsored by GE, which were previously accounted for as multiemployer plans, were legally split and allocated to GE Vernova beginning in 2023. Liabilities related to the retiree health and life benefit plans sponsored by GE were allocated to GE Vernova as a participating employer and are accounted for as multiple employer plans starting in 2023.
Prior to the separation of these plans, certain GE Vernova employees were covered under various pension and retiree health and life plans sponsored by GE, including the GE Pension Plan and GE Supplementary Pension Plan, the retiree benefit plans, and other pension plans.
Relevant participation costs for certain GE-sponsored employee benefit plans were allocated to the Company and recognized in the
Combined Statement of Income (Loss) for the year ended December 31, 2022. These included service costs for active employees in the
GE Pension Plan, the GE Supplementary Pension Plan, the retiree benefit plans, and other pension plans. We did not record any assets or liabilities associated with our participation in these plans in our Combined Statement of Financial Position as of December 31, 2022.
Expenses associated with our employees' participation in the principal pension plans and principal retiree benefit plans, which represent the majority of related expense, were $61 million for the year ended December 31, 2022.
Defined Contribution Plan. Following the Spin-Off, GE Vernova now sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. Expenses associated with their participation in GE Vernova's plan for the year ended December 31, 2024 beginning on April 2, 2024 and in GE's plan through
April 1, 2024, and for the years ended December 31, 2023 and 2022, represent the employer contributions for GE Vernova employees, and were $144 million, $130 million, and $135 million, respectively.
Pension Benefits and Retiree Health and Life Benefits Sponsored by GE Vernova, Including Those Allocated to GE Vernova in
Connection with the Spin-Off. GE Vernova sponsored plans, including those allocated to GE Vernova in connection with the Spin-Off, are presented in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. Certain of these pension plans, including the principal pension plans, are closed to new participants. Smaller pension plans with pension assets or obligations that have not reached $50 million and other retiree benefit plans are not presented. Information in this Note is as of a December 31 measurement date for these plans. Plans that were allocated to GE Vernova on January 1, 2023 are included in the plan disclosures below beginning in 2023.
2024 FORM 10-K 68

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Energy Pension Plan	Covers U.S. participants ~37,000 retirees and beneficiaries, ~11,000 vested former employees and ~5,500 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.
This plan is closed to new participants.
Benefits for employees with salaried benefits
are frozen. These employees receive
increased Company contributions in the
company sponsored defined contribution plan
in lieu of participation in a defined benefit
plan.

	GE Energy Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer- service U.S. employees	Unfunded. We pay benefits from Company cash.	This plan is closed to new participants. Annuity benefits for employees who became executives before 2011 are frozen. All participants accrue an installment benefit.
Other Pension Plans(a)	20 predominantly non-U.S. pension plans with pension assets or obligations that have reached $50 million.	Covers ~31,800 retirees and beneficiaries, ~16,000 vested former employees and ~5,300 active employees
Our funding policy is to contribute
amounts sufficient to meet
minimum funding requirements
under employee benefit and tax
laws in each country. We may
decide to contribute additional
amounts beyond this level. We
pay benefits for some plans from
Company cash.
In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants.	Covers U.S. participants ~31,100 retirees and dependents and ~5,200 active employees	We fund retiree health benefit plans on a pay-as-you-go basis.	Participants share in the cost of the healthcare benefits.
(a) Disclosed plans that fall below $50 million are not removed from the presentation unless part of a disposition or plan termination.
Funding. The Employee Retirement Income Security Act (ERISA) determines minimum funding requirements in the U.S. No contributions were required or made for the GE Energy Pension Plan during 2024, and based on our current assumptions, we do not anticipate having to make additional required contributions to the plan in the near future.
As of the measurement date of December 31, we would expect to pay approximately $33 million for benefit payments under our GE Energy
Supplementary Pension Plan and administrative expenses of our principal pension plans and would expect to contribute approximately $74 million to other pension plans in 2025. We fund retiree benefit plans on a pay-as-you-go basis. As of the measurement date of December
31, we would expect to contribute approximately $77 million in 2025 to fund such benefits.

PLAN OBLIGATIONS IN EXCESS OF PLAN ASSETS
December 31	2024			2023
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Projected/Accumulated postretirement benefit obligation(a)	$10,274	$1,064	$752	$10,780	$1,048	$766
Fair value of plan assets	8,920	576	—	9,491	410	—
Funded status - surplus (deficit)	$(1,354)	$(488)	$(752)	$(1,289)	$(638)	$(766)
(a) Represents projected benefit obligation for pension plans and accumulated postretirement benefit obligation for principal retiree benefit plans.
2024 FORM 10-K 69

COMPONENTS OF EXPENSE (INCOME)	2024			2023			2022
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit		Other pension
Service cost - operating(a)	$29	$32	$6	$24	$31	$6		$30
Interest cost	548	227	37	561	248	41		94
Expected return on plan assets	(743)	(334)	—	(756)	(349)	—		(281)
Amortization of net loss (gain)	(183)	34	(42)	(210)	4	(45)		9
Amortization of prior service cost (credit)	7	(8)	(59)	4	(6)	(59)		(7)
Curtailment / settlement loss (gain)	—	2	—	—	(6)	—		(7)
Non-operating benefit costs (income)	$(372)	$(80)	$(65)	$(401)	$(109)	$(63)		$(192)
Net periodic expense (income)	$(344)	$(48)	$(59)	$(377)	$(78)	$(57)		$(162)
Weighted-average benefit obligations assumptions
Discount rate	5.67%	3.79%	5.47%	5.19%	3.51%	5.08%		3.93%
Compensation increases	3.38%	2.22%	3.35%	3.85%	2.12%	3.24%		1.88%
Initial healthcare trend rate(b)	N/A	N/A	7.00%	N/A	N/A	6.50%		N/A
Weighted-average benefit cost assumptions
Discount rate	5.19%	3.51%	5.08%	5.53%	3.93%	5.43%		1.42%
Expected rate of return on plan assets	7.00%	5.07%	—%	7.00%	5.65%	—%		4.70%
(a) Service cost - operating is an operating expense included in Selling, general, and administrative expenses and Cost of equipment and
Cost of services in our Consolidated and Combined Statement of Income (Loss).
(b) For 2024, ultimately declining to 5.00% for 2034 and thereafter.

PLAN FUNDED STATUS
	2024					2023
	Principal pension		Other pension	Principal retiree benefit		Principal pension		Other pension	Principal retiree benefit
Change in Projected Benefit Obligations
Balance at January 1	$10,780		$6,712	$766		$—		$4,756	$—
Service cost	29		32	6		24		31	6
Interest cost	548		227	37		561		248	41
Participant contributions	2		18	9		3		19	10
Plan amendments	—		—	—		17		—	—
Actuarial loss (gain) – net(a)	(451)		(312)	18		300		438	(5)
Benefits paid	(767)		(372)	(86)		(766)		(424)	(87)
Curtailments/settlements	—		(145)	—		—		(11)	—
Transfers and other - net(b)	133		(29)	3		10,641		1,343	801
Exchange rate adjustments	—		(210)	—		—		312	—
Balance at December 31	$10,274	(c)	$5,921	$752	(d)	$10,780	(c)	$6,712	$766	(d)
Change in Plan Assets
Balance at January 1	$9,491		$6,851	$—		$—		$4,805	$—
Actual gain (loss) on plan assets	40		74	—		602		437	—
Employer contributions	33		105	78		28		102	77
Participant contributions	2		18	9		3		19	10
Benefits paid	(767)		(372)	(86)		(766)		(424)	(87)
Curtailments/settlements	—		(137)	—		—		(11)	—
Transfers and other - net(b)	121		—	—		9,624		1,569	—
Exchange rate adjustments	—		(210)	—		—		354	—
Balance at December 31	$8,920		$6,329	$—		$9,491		$6,851	$—
Funded status - surplus (deficit)	$(1,354)		$409	$(752)		$(1,289)		$139	$(766)
(a)Primarily due to the impact of discount rates.
(b)Primarily relates to plans allocated to GE Vernova on January 1, 2023.
(c)The benefit obligation for the GE Energy Supplementary Pension Plan, which is an unfunded plan, was $533 million and $541 million at
December 31, 2024 and 2023, respectively.
(d)The benefit obligation for retiree health plan was $429 million and $447 million at December 31, 2024 and 2023, respectively.
2024 FORM 10-K 70

AMOUNTS RECORDED IN THE CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION
	2024			2023
December 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
All other non-current assets	$—	$896	$—	$—	$775	$—
All other current liabilities	(31)	(15)	(75)	(30)	(18)	(77)
Non-current compensation and benefits liabilities	(1,322)	(472)	(677)	(1,259)	(581)	(689)
Current liabilities of business held for sale	—	—	—	—	(37)	—
Net amount recorded	$(1,354)	$409	$(752)	$(1,289)	$139	$(766)

AMOUNTS RECORDED IN AOCI
	2024			2023
December 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Prior service cost (credit)	$5	$(22)	$(306)	$12	$(25)	$(366)
Net loss (gain)	11	614	(315)	(404)	719	(375)
Total recorded in AOCI	$15	$592	$(621)	$(392)	$694	$(741)
Assumptions Used in Calculations. Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate, a compensation assumption, an expected return on assets, mortality rates of participants and expectation of mortality improvement.
Projected benefit obligations are measured as the present value of expected benefit payments. We discount those cash payments using a discount rate. We determine the discount rate using the weighted-average yields on high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension expense; higher discount rates decrease present values and generally reduce subsequent-year pension expense.
The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Statement of Financial Position and amortized into earnings in subsequent periods.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 7.0% long-term expected return on the GE Energy Pension Plan assets for cost recognition in 2024 and 2025.
The healthcare trend assumptions primarily apply to our pre-65 retiree medical plans. Most participants in our post-65 retiree plan have a fixed subsidy and therefore are not subject to healthcare inflation.
We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographics factors such as retirement age and turnover, and update them to reflect our actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Differences between our actual results and what we assumed are recorded in AOCI each period and are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.
2024 FORM 10-K 71
Composition of our Plan Assets. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 2 and have been applied consistently.

COMPOSITION OF PLAN ASSETS
	2024		2023
December 31	Principal pension	Other pension	Principal pension	Other pension
Global equity securities	$2,524	$932	$634	$943
Debt securities(a)	4,383	3,182	4,598	2,759
Real estate	254	250	247	12
Other investments	159	46	197	161
Plan assets measured at fair value	$7,320	$4,410	$5,676	$3,875

Global equities	$—	$163	$1,013	$391
Debt securities	—	1,050	609	1,554
Real estate	340	484	340	775
Other investments	1,260	222	1,853	256
Plan assets measured at net asset value	$1,600	$1,919	$3,815	2,976
Total plan assets	$8,920	$6,329	$9,491	$6,851
(a)GE Energy Pension Plan assets as of December 31, 2024 and 2023 include $1,299 million and $2,105 million, respectively, of U.S.
corporate debt securities, primarily made up of investment-grade bonds of U.S. issuers from diverse industries, and $1,646 million and
$1,932 million, respectively, of other debt securities, primarily made up of investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state, and municipal debt. Other pension plan assets as of December 31, 2024 and 2023 include debt securities primarily made up of fixed income and cash investment funds.
Those investments that were measured at Net Asset Value (NAV) as a practical expedient were excluded from the fair value hierarchy.
GE Energy Pension Plan investments with a fair value of $399 million and $383 million at December 31, 2024 and 2023, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered
Level 1 and 2. Investments with a fair value of $1,667 million and $1,272 million at December 31, 2024 and 2023, respectively, were classified within Level 1 and primarily relate to global equities and debt securities. Investments with a fair value of $5,254 million and
$4,050 million at December 31, 2024 and 2023, respectively, were classified within Level 2 and primarily relate to debt securities.
Other pension plan investments with a fair value of $256 million and $18 million at December 31, 2024 and 2023, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The increase in the Level 3 category during 2024 was primarily due to hierarchy reassessment. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $498 million and $757 million at December 31, 2024 and 2023, respectively, were classified within Level 1 and primarily relate to global equities and debt securities. Investments with a fair value of $3,656 million and $2,766 million at December 31, 2024 and 2023, respectively, were classified within Level 2 and primarily relate to debt securities.

ASSET ALLOCATION OF PENSION PLANS	2024 Target allocation		2024 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)
Global equity securities	41%	21%	28%	17%
Debt securities (including cash equivalents)	40	61	49	67
Real estate	2	9	7	12
Other investments	17	9	16	4
Plan fiduciaries set investment policies and strategies for the assets held in the pension plans and oversee their investment allocations, which includes selecting investment managers and setting long-term strategic targets.
GE securities represented 0.2% of the GE Energy Pension Plan assets at December 31, 2023.

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS(a)	Principal pension	Other pension	Principal retiree benefit
2025	$786	$417	$77
2026	789	386	77
2027	791	391	77
2028	792	385	76
2029	790	381	76
2030-2034	3,867	1,857	337
(a) As of the measurement date of December 31, 2024.
2024 FORM 10-K 72

PRE-TAX COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
	2024			2023			2022
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit		Other pension
Cost (income) of postretirement benefit plans	$(344)	$(48)	$(59)	$(377)	$(78)	$(57)		$(162)
Changes in other comprehensive loss (income)
Prior service cost (credit) – current year	—	—	—	17	—	—		—
Net loss (gain) - current year	252	(76)	18	454	355	(5)		(28)
Reclassifications out of AOCI
Transfers and other - net(a)	(21)	1	—	(1,069)	268	(840)		—
Curtailment/settlement gain (loss)	—	(2)	—	—	6	—		6
Amortization of net gain (loss)	183	(34)	42	210	(4)	45		(9)
Amortization of prior service credit (cost)	(7)	8	59	(4)	6	59		8
Total changes in other comprehensive loss (income)	407	(102)	120	(392)	631	(741)		(23)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$64	$(151)	$60	$(769)	$553	$(798)		$(185)
(a) Primarily relates to plans allocated to GE Vernova on January 1, 2023.
NOTE 14. CURRENT AND ALL OTHER LIABILITIES

December 31	2024	2023
Employee compensation and benefit liabilities	$1,824	$1,619
Equipment projects and other commercial liabilities	1,616	1,126
Product warranties (Note 22)	553	629
Derivative instruments (Note 20)	171	74
Operating lease liabilities (Note 7)	163	193
Restructuring liabilities (Note 23)	231	186
Short-term borrowings	60	145
Taxes payable	80	123
Other(a)	797	257
All other current liabilities	$5,496	$4,352

Equipment projects and other commercial liabilities	$362	$531
Legal liabilities (Note 22)	459	604
Product warranties (Note 22)	816	785
Operating lease liabilities (Note 7)	562	525
Uncertain and other income taxes and related liabilities	1,170	803
Asset retirement obligations (Note 22)	510	581
Environmental, health and safety liabilities (Note 22)	138	127
Finance lease liabilities and other long-term borrowings	258	294
Deferred income (Note 9)	157	173
Derivative instruments (Note 20)	46	34
Other(b)	639	323
All other liabilities	$5,116	$4,780
(a)Primarily included liabilities related to business disposition activities, dividends payable, and asset retirement obligations.
(b)Primarily included indemnification liabilities in connection with agreements entered into with GE related to the Spin-Off. See Note 22 for further information.
NOTE 15. INCOME TAXES
Components of Income Taxes. The components of income (loss) before income taxes and the provision (benefit) for income taxes, excluding other comprehensive income (loss) and changes in equity attributable to noncontrolling interests recorded after-tax, for the years ended December 31 were as follows:

INCOME (LOSS) BEFORE INCOME TAXES	2024	2023	2022
U.S.	$1,285	$(357)	$(1,081)
Non-U.S.	1,213	227	(1,393)
Total	$2,498	$(130)	$(2,474)
2024 FORM 10-K 73

PROVISION (BENEFIT) FOR INCOME TAXES	2024	2023	2022
Current
U.S. Federal	$272	$(184)	$(2)
U.S. State and Local	55	—	—
Non-U.S.	636	500	426
Deferred
U.S. Federal	(10)	—	—
U.S. State and Local	(1)	—	—
Non-U.S.	(13)	28	(176)
Total	$939	$344	$248
Effective Tax Rate Reconciliation. A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$525	21.0%	$(27)	21.0%	$(520)	21.0%
State taxes, net of federal benefit	43	1.7	(46)	35.3	(31)	1.3
Tax on global activities including exports	80	3.2	(83)	64.0	(24)	1.0
Tax on undistributed foreign earnings	103	4.1	—	—	—	—
Share-based compensation	(37)	(1.5)	—	—	—	—
Uncertain tax positions	(101)	(4.0)	(61)	47.2	(33)	1.3
U.S. business credits and incentives(a)	(126)	(5.0)	(208)	160.0	(187)	7.6
Valuation allowances	647	25.9	774	(594.5)	951	(38.5)
Business disposition(b)	(193)	(7.7)	—	—	—	—
All other – net	(2)	(0.1)	(5)	2.9	92	(3.7)
Effective tax rate	$939	37.6%	$344	(264.1)%	$248	(10.0)%
(a)U.S. business credits and incentives primarily includes the tax benefit of the advanced manufacturing credit, tax credits for energy produced from renewable sources, and tax credits for research performed in the U.S. The Company uses the flow-through method to account for investment tax credits. Under this method, the investment tax credits are recognized as a reduction to income tax expense.
(b)Business disposition resulted from a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (Pillar Two)
that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar
Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two.
Accordingly, we continue to evaluate the potential consequences of Pillar Two on our longer-term financial position as related tax laws are enacted. In 2024, we incurred insignificant tax expenses in connection with Pillar Two.
2024 FORM 10-K 74
Deferred Income Taxes. The components of the net deferred tax asset (liability) for the years ended December 31 were as follows:

December 31	2024	2023
Deferred tax assets
Contract liabilities, contract assets and deferred income	$2,633	$2,005
Principal pension plans	381	702
Other compensation and benefits	451	261
Accrued expenses	313	403
Intangible assets	503	690
Tax loss carryforwards(a)(b)	5,722	6,775
Tax credit carryforwards(a)(c)	208	806
Other	124	95
Total deferred tax assets	$10,335	$11,737
Valuation allowances(d)	(8,420)	(9,706)
Total deferred tax assets after valuation allowances	$1,915	$2,031
Deferred tax liabilities
Property, plant, and equipment	$—	$(97)
Global investments, partnerships, joint ventures and non-consolidated	(709)	(588)
Other(e)	(394)	(146)
Total deferred tax (liabilities)	$(1,103)	$(831)
Net deferred tax asset (liability)	$812	$1,200
(a)Certain U.S. tax attributes, primarily tax loss carryforwards and tax credit carryforwards, were retained by GE following the Spin-off.
See Note 1 for further information regarding the Tax Matters Agreement.
(b)Tax loss carryforwards as of December 31, 2024 are primarily related to Switzerland and other foreign jurisdictions, which if unused, approximately $2,349 million will expire between 2025-2044 and $3,373 million do not expire.
(c) Tax credit carryforwards as of December 31, 2024 are primarily related to U.S. foreign tax credits and research performed in the U.S., which if unused, will expire in various years through 2034.
(d) Valuation allowances decreased by $1,286 million in 2024 primarily due to a reduction in deferred tax assets related to certain U.S. tax attributes retained by GE following the Spin-off and a $140 million net decrease resulting from a change in judgement regarding the realizability of deferred tax assets in certain foreign jurisdictions, partially offset by additional tax loss carryforwards in certain foreign jurisdictions where it is more likely than not the tax benefits will not be realized.
(e) We recognized $287 million of foreign deferred tax liabilities transferred from GE in 2024 related to separation activities. See Note 1 for further information regarding the Tax Matters Agreement.
We regularly assess the realizability of our deferred tax assets based on all available evidence both positive and negative. Based on our assessment of the realizability of our deferred tax assets as of December 31, 2024, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued improvement in our U.S.
operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S. valuation allowance as early as the second half of 2025. A release of the valuation allowance would result in the recognition of certain U.S. deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs.
As of December 31, 2024, we recognized a $103 million deferred tax liability, primarily related to withholding taxes, on undistributed earnings we anticipate repatriating from certain highly-inflationary or currency restricted foreign jurisdictions. No deferred tax liability has been provided on undistributed earnings of approximately $6,500 million from all other foreign subsidiaries which are considered to be permanently reinvested. It is not practicable to determine the applicable income taxes payable on the permanently reinvested earnings if fully repatriated to the U.S.
Income Taxes Paid. The Company's portion of income taxes for U.S. and certain foreign jurisdictions prior to the separation were deemed settled at the date of the Spin-Off. Cash paid directly to tax authorities for income taxes was $872 million in 2024 and was not significant in
2022 and 2023.
2024 FORM 10-K 75
Uncertain Tax Positions. A reconciliation of the beginning and ending liability for uncertain tax positions was as follows:

UNCERTAIN TAX POSITIONS RECONCILIATION	2024	2023
Balance at January 1	$643	$763
Additions for tax positions of the current year	1	6
Additions for tax positions of prior years	30	63
Reductions for tax positions of prior years	(133)	(92)
Settlements with tax authorities	(10)	(55)
Expiration of statutes of limitation	(55)	(51)
Foreign currency effect	(24)	9
Balance at December 31	$452	$643
Accrued interest on uncertain tax positions	116	151
Accrued penalties on uncertain tax positions	70	92
Balance at December 31, including interest and penalties	$638	$886
Of the $638 million and $886 million liability for uncertain tax positions including interest and penalties at December 31, 2024 and 2023, respectively, $434 million and $651 million, respectively, are recorded in All other liabilities and $204 million and $235 million, respectively, are recorded as a net offset to Deferred income taxes on our Combined Statement of Financial Position. If recognized, $318 million and
$251 million of the liability for uncertain tax positions at December 31, 2024 and 2023, respectively, would impact our effective tax rate.
As a result of tax audit closings, settlements with tax authorities, and the expiration of applicable statutes of limitation in various jurisdictions, it is reasonably possible that the liability for uncertain tax positions could be reduced by approximately $37 million in the next
12 months.
For the years ended December 31, 2024, 2023, and 2022, net interest expense (income) of $(19) million, $20 million, and $6 million, respectively, was recognized in Interest and other financial charges – net and penalty expense of $(21) million, $8 million, and $(11) million, respectively, was recognized in our Provision for income taxes on our Combined Statement of Income (Loss).
Annually, we file over 2,600 income tax returns in over 270 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The IRS is currently auditing the combined GE U.S. income tax returns for 2016-2021. In December 2020, the IRS completed the audit of the combined GE U.S. income tax returns for 2014-2015. The Company has provided for its potential tax exposure from uncertain tax positions as part of the combined GE U.S. income tax returns as an indemnification obligation with GE in accordance with the Tax Matters Agreement.
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
Transfer or allocation of benefit plans – net of taxes of $49, $(203), and $—	—	(182)	—	(182)
AOCI before reclasses – net of taxes of $(16), $(7), and $— (a)	(285)	(225)	(14)	(524)
Reclasses from AOCI – net of taxes of $—, $(61), and $1 (b)	(111)	(323)	21	(414)
Less: AOCI attributable to noncontrolling interests	2	2	—	4
Balance as of December 31, 2024	$(1,734)	$(58)	$33	$(1,759)

Balance as of January 1, 2023	$(1,445)	$32	$(43)	$(1,456)
Transfer or allocation of benefit plans – net of taxes of $—, $70, and $—	—	1,702	—	1,702
AOCI before reclasses – net of taxes of $—, $48, and $(1)	95	(735)	45	(595)
Reclasses from AOCI – net of taxes of $—, $(2), and $—	19	(327)	24	(284)
Less: AOCI attributable to noncontrolling interests	4	(2)	—	2
Balance as of December 31, 2023	$(1,335)	$674	$26	$(635)

Balance as of January 1, 2022	$(1,192)	$(43)	$(21)	$(1,256)
AOCI before reclasses – net of taxes of $8, $12, and $(1)	(254)	106	(46)	(194)
Reclasses from AOCI – net of taxes of $—, $4, and $—	—	(28)	24	(4)
Less: AOCI attributable to noncontrolling interests	(1)	3	—	2
Balance as of December 31, 2022	$(1,445)	$32	$(43)	$(1,456)
(a) Currency translation adjustment includes $39 million of AOCI allocated to us in connection with the Spin-Off.
(b) The total reclassification of AOCI included $111 million of currency translation adjustment related to the sale of a portion of Steam Power nuclear activities to EDF. See Notes 3 and 19 for further information.
Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV”
on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On
December 31, 2024, there were 275,880,314 shares of GE Vernova common stock outstanding. On December 10, 2024, we announced that the Board of Directors had authorized up to $6 billion of common stock repurchases.
2024 FORM 10-K 76
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
Stock options provide awardees the opportunity to purchase shares of GE Vernova common stock in the future at the market price of our common stock on the date the award is granted (Strike price). The options become exercisable over the vesting period, typically becoming fully vested in either 3 or 4 years from the date of grant, and generally expire 10 years from the grant date if not exercised. RSUs entitle the awardee to receive shares of GE Vernova common stock upon vesting. PSUs entitle an awardee to receive shares of GE Vernova common stock upon certification by the Company's Compensation and Human Capital Committee of the level of performance achievement of the applicable performance metrics over a defined performance period. We value stock options using a Black-Scholes option pricing model,
RSUs using the market price of our common stock on the grant date, and PSUs using the market price of our common stock on the grant date and a Monte Carlo simulation as needed based on performance metrics.
The following tables provide the weighted average fair value of options, RSUs, and PSUs granted under the 2024 LTIP to employees during the nine months ended December 31, 2024 and the related stock option valuation assumptions used in the Black-Scholes model.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE (In dollars)	December 31, 2024
Stock options	$69.56
RSUs	167.57
PSUs	182.85

KEY ASSUMPTIONS USED IN THE BLACK-SCHOLES VALUATION FOR STOCK OPTIONS	December 31, 2024
Risk-free interest rate	4.3%
Dividend yield	—%
Expected volatility	30%
Expected term (in years)	6.8
Strike price (in dollars)	$170.03
For new awards granted in 2024, the expected volatility was derived from a peer group’s blended historical and implied volatility as GE
Vernova does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.

SHARE-BASED COMPENSATION ACTIVITY	Stock options
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at April 2, 2024(a)	2,514	$101.32
Granted	1,450	170.03
Exercised	(1,155)	114.48
Forfeited	(19)	169.36
Expired	(54)	128.95
Outstanding at December 31, 2024	2,737	$131.16	6.6	$541
Exercisable at December 31, 2024	1,201	$90.45	3.2	$286
Expected to vest	1,171	$161.30	9.3	$196

	RSUs				PSUs
	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding at April 2, 2024(a)	3,797	$59.34			741	$75.35
Granted	663	167.57			788	123.12
Vested(b)	(1,294)	45.70			(436)	—
Forfeited	(157)	82.25			(18)	150.68
Expired	N/A	N/A			N/A	N/A
Outstanding at December 31, 2024	3,008	$89.06	1.2	$989	1,076	$128.74	1.6	$354
Expected to vest	2,811	$88.04	1.2	$924	948	$126.25	1.5	$312
(a) On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New
York Stock Exchange. The beginning shares outstanding pertain to GE equity-based awards issued by GE in prior periods that were converted to GE Vernova equity-based awards as part of the Spin-Off. The conversion to GE Vernova awards was considered a modification of the original award. Incremental fair value recognized was not significant.
(b) Vesting of PSUs associated with performance shares originally awarded and recognized by GE.
2024 FORM 10-K 77
Share-based compensation expense is recognized within Cost of equipment, Cost of services, Selling, general, and administrative expenses, and Research and development expenses, as appropriate, in the Consolidated and Combined Statement of Income (Loss).

SHARE-BASED COMPENSATION EXPENSE	2024
Share-based compensation expense (pre-tax)	$155
Income tax benefits	(59)
Share-based compensation expense (after-tax)	$96

OTHER SHARE-BASED COMPENSATION DATA
Unrecognized compensation expense as of December 31, 2024(a)	$255
Cash received from stock options exercised for the year ended December 31, 2024(b)	130
Intrinsic value of stock options exercised and RSU/PSUs vested in the year ended December 31, 2024(b)	424
(a) Amortized over a weighted average period of 1.1 years.
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
the Spin-Off, there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to the Spin-Off. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted
EPS using the treasury stock method.

(In millions, except per share amounts)	2024	2023	2022
Numerator:
Net income (loss)	$1,559	$(474)	$(2,722)
Net loss (income) attributable to noncontrolling interests	(7)	36	(14)
Net income (loss) attributable to GE Vernova	$1,552	$(438)	$(2,736)

Denominator:
Basic weighted-average shares outstanding	275	274	274
Dilutive effect of common stock equivalents	3	—	—
Diluted weighted-average shares outstanding	278	274	274

Basic earnings (loss) per share	$5.65	$(1.60)	$(10.00)
Diluted earnings (loss) per share	$5.58	$(1.60)	$(10.00)
Antidilutive securities(a)	1	—	—
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 19. OTHER INCOME (EXPENSE) – NET

	2024	2023	2022
Equity method investment income (loss) (Note 11)	$53	$(64)	$60
Net interest and investment income (loss)	66	63	42
Purchases and sales of business interests(a)	1,147	209	22
Derivative instruments (Note 20)	(5)	(25)	47
Licensing income	38	97	71
Other – net	72	44	128
Total other income (expense) – net	$1,372	$324	$370
(a)2024 includes a pre-tax gain of $964 million related to the sale of a portion of Steam Power nuclear activities to EDF and a pre-tax gain of $66 million related to the sale of a portion of our China XD Electric Co., Ltd. equity method investment in our Electrification segment.
2023 includes a pre-tax gain of $90 million related to the sale of an equity method investment at Financial Services. See Notes 3, 11,
15, and 16 for further information.
NOTE 20. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $318 million and $328 million as of December 31, 2024 and
2023, respectively. The estimated fair value was $315 million and $324 million as of December 31, 2024 and 2023, respectively. All of these assets are considered to be Level 3.
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
2024 FORM 10-K 78
We use foreign currency contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets, and liabilities.
These contracts are generally one to 11 months in duration but with maximum remaining maturities of up to 15 years as of December 31,
2024. The objective of the foreign currency contracts is to ultimately reduce the extent to which functional currency or U.S. dollar-equivalent cash flows are affected by changes in the applicable foreign currency exchange rates. We evaluate the effectiveness of our foreign currency contracts designated as cash flow hedges on a quarterly basis.
The embedded derivatives the Company recognizes primarily consist of foreign currency related features in our purchase or sales contracts where the currency is not the functional currency of either party to the contract.
Cash Flow Hedges. For derivative instruments designated as cash flow hedges, changes in the fair value of designated hedging instruments are initially recorded as a component of AOCI and subsequently reclassified to earnings in the period in which the hedged transaction occurs and to the same financial statement line item impacted by the hedged forecasted transaction.
The total amount in AOCI related to cash flow hedges was a net $33 million gain and a net $26 million gain as of December 31, 2024 and
2023, respectively, of which a net $22 million gain and a net $12 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $45 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $(21) million, $(24) million and $(24) million for the years ended December 31,
2024, 2023, and 2022, respectively. As of December 31, 2024, the maximum length of time over which we are hedging forecasted transactions was approximately 10 years. The cash flows associated with cash flow hedges are recorded through the operating activities section of the Consolidated and Combined Statement of Cash Flows. The Company assesses effectiveness for foreign currency cash flow hedges related to long-term projects based on spot-to-spot foreign currency movements and excludes forward points from the assessment of effectiveness.
Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non
USD-functional subsidiaries and equity method investees. The total amount in AOCI related to net investment hedges was a net gain of
$33 million and $225 million as of December 31, 2024 and 2023, respectively.
The Company uses the spot method to assess hedge effectiveness for its net investment hedges. As such, for derivative instruments designated as net investment hedges, changes in fair value of the designated hedging instruments attributable to fluctuations in foreign currency spot exchange rates only are initially recorded as a component of the cumulative translation adjustments in AOCI until the hedged investment is either sold or substantially liquidated. All other changes in the fair value of the hedging instrument are recognized in current earnings.
Non-Designated Hedges. The Company also executes derivative instruments, such as foreign currency forward contracts and commodity swaps, that are not designated in qualifying hedging relationships under U.S. GAAP. These derivatives are intended to serve as economic hedges of foreign currency and commodity price risk, and depending on the derivative type, hedges of monetary assets and liabilities, including intercompany balances subject to remeasurement.
The changes in fair value of non-designated hedges are recorded in line items in the Consolidated and Combined Statement of Income
(Loss) based on the nature of the derivative contract and the underlying item being economically hedged. The cash flows associated with non-designated hedges are recorded in the same category as the cash flows from the items being economically hedged and are thus primarily through investing and operating activities of the Consolidated and Combined Statement of Cash Flows.
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

December 31, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,789	$61	$144	$58	$65
Foreign currency exchange contracts	34,244	479	159	483	144
Commodity and other contracts	436	12	20	12	2
Derivatives not accounted for as hedges	$34,681	$491	$179	$495	$146
Total gross derivatives	$40,469	$552	$323	$552	$211
Netting adjustment(a)		$(383)	$(166)	$(381)	$(166)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$168	$158	$171	$46
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
2024 FORM 10-K 79

December 31, 2023	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,035	$39	$91	$28	$41
Foreign currency exchange contracts	33,832	361	169	364	142
Commodity and other contracts	476	10	8	16	1
Derivatives not accounted for as hedges	$34,308	$371	$177	$380	$143
Total gross derivatives	$39,343	$410	$268	$408	$184
Netting adjustment(a)		$(334)	$(150)	$(334)	$(150)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$76	$118	$74	$34
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	2024	2023	2022
Cash flow hedges	$7	$34	$(111)
Net investment hedges	2	(8)	16
The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

For the year ended December 31, 2024	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$34,935	$28,850	$4,632	$1,372
Foreign currency exchange contracts	(6)	14	—	—
Interest rate contracts	—	—	—	—
Effects of cash flow hedges	$(6)	$14	$—	$—
Foreign currency exchange contracts	(2)	16	88	(4)
Commodity and other contracts	—	10	(24)	—
Effect of derivatives not designated as hedges	$(2)	$26	$64	$(5)

For the year ended December 31, 2023	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$33,239	$28,421	$4,845	$324
Foreign currency exchange contracts	(20)	1	—	—
Interest rate contracts	—	—	—	(2)
Effects of cash flow hedges	$(20)	$1	$—	$(2)
Foreign currency exchange contracts	—	122	1	(24)
Commodity and other contracts	—	34	(7)	—
Effect of derivatives not designated as hedges	$—	$156	$(6)	$(24)

For the year ended December 31, 2022	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$29,654	$26,196	$5,360	$370
Foreign currency exchange contracts	(22)	—	—	—
Interest rate contracts	—	—	—	(1)
Effects of cash flow hedges	$(22)	$—	$—	$(1)
Foreign currency exchange contracts	5	129	3	47
Commodity and other contracts	—	(25)	—	—
Effect of derivatives not designated as hedges	$5	$104	$3	$47
The amount excluded for cash flow hedges was a gain (loss) of $20 million, $(13) million, and $26 million for the years ended December
31, 2024, 2023, and 2022, respectively. This amount is recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our Consolidated and Combined Statement of Income (Loss).
2024 FORM 10-K 80
Counterparty Credit Risk. The Company would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts is represented by the fair value of contracts as of the reporting date. The fair value of the Company’s derivatives can change significantly from period to period based on, among other factors, market movements, and changes in our positions.
We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, by limiting the amount of credit exposure to individual counterparties, and by actively monitoring counterparty credit ratings and the amount of individual credit exposure.
We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.
NOTE 21. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated and Combined Statement of Financial Position, we have assets of $111 million and $122 million and liabilities of $134 million and $156 million as of December 31, 2024 and 2023, respectively, from consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and to manage our insurance exposure through an insurance captive, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $90 million and $1,323 million as of December 31, 2024 and 2023, respectively. Of these investments, $37 million and $1,272 million as of December 31, 2024 and 2023, respectively, were owned by our Financial Services business. At December 31, 2023, these investments were substantially all related to renewable energy U.S. tax equity investments that were subsequently retained by GE in connection with the Spin-Off. See Note 11 for further information. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.
NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $73 million and unfunded lending commitments of $96 million at December 31,
2024. The commitments primarily consist of obligations to make investments in or provide funding by our Financial Services and Gas
Power businesses. See Note 21 for further information.
Guarantees. As of December 31, 2024, we were committed under the following guarantee arrangements:
Credit support. We have provided $699 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $6 million. In addition, prior to the Spin-Off, GE provided parent company guarantees to GE Vernova in certain jurisdictions. See Note 24 for further information.
Indemnification agreements. We have $882 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $514 million. The liability is primarily associated with cash deposits, of which $325 million relates to cash transferred to the Company from GE as part of the Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $140 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the
Tax Matters Agreement.
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	2024	2023	2022
Balance at January 1	$1,414	$1,430	$1,197
Current-year provisions(a)	687	684	928
Expenditures	(686)	(719)	(617)
Other changes	(45)	19	(78)
Balance at December 31	$1,370	$1,414	$1,430
(a) The increase in current- and prior-year provisions is primarily related to our Wind segment, which, in 2022, was substantially all due to changes in estimates on pre-existing warranties and related to the deployment of repairs and other corrective measures in Onshore
Wind.
Credit Facilities. We have $6,000 million of credit facilities consisting of (i) a five-year unsecured revolving credit facility in an aggregate committed amount of $3,000 million (the “Revolving Credit Facility”) provided pursuant to a credit agreement, dated as of March 26, 2024 and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of $3,000 million (the “Trade Finance
Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility is available for borrowings in
U.S. dollars and euros. Up to $500 million of the Revolving Credit Facility is available for the issuance of letters of credit. There were no borrowings outstanding on this facility as of December 31, 2024. The Trade Finance Facility will be available for the issuance of standby letters of credit and bank guarantees in U.S. dollars, euros and various other currencies. The Trade Finance Facility has not been utilized as of December 31, 2024. Each of the Credit Facilities will mature on April 2, 2029. We may voluntarily prepay borrowings under the
Revolving Credit Facility without premium or penalty, subject to customary breakage costs with respect to loans bearing interest by reference to the applicable adjusted Term Secured Overnight Financing Rate (Term SOFR) or the Euro Interbank Offered Rate (Euribor).
2024 FORM 10-K 81
We may also voluntarily reduce the commitments under the Credit Facilities, in whole or in part, subject to certain minimum reduction amounts. The Credit Facilities include various customary covenants that limit, among other things, our incurrence of liens and our entry into certain fundamental change transactions. Fees related to the unused portion of the facilities were not material in the year ended December
31, 2024.
Legal Matters. In the normal course of our business, we are regularly involved in various arbitrations, class actions, commercial litigation, investigations, or other legal, regulatory, or governmental actions, including the significant matters described below, that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.
Alstom legacy legal matters. In November 2015, we acquired the power and grid businesses of Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. The estimated liability balance was $236 million and $393 million at December 31, 2024 and 2023, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anticompetitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the estimated liability established. The estimation of this liability may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this estimated liability. Factors that can affect the ultimate amount of losses associated with these and related matters include formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.
In June 2024, we executed a settlement agreement with the Government of the Kingdom of Saudi Arabia, represented by The Ministry of
Energy (MOE) in connection with certain Alstom steam power construction projects with Saudi Electric Company (SE) won between 1998 and 2008. In November 2015, prior to its acquisition by GE, Alstom had paid a fine and pled guilty to charges brought by the U.S.
Department of Justice under the U.S. Foreign Corrupt Practices Act, including in relation to conduct related to two of these SE steam power projects. In December 2015, following the acquisition of Alstom by GE, SE contacted GE seeking recompense for alleged reputational damage and in December 2021, the Saudi Arabia National Anti-Corruption Commission became involved and initiated an investigation. The settlement of approximately $267 million consists of $141 million in cash payments to the MOE and the remainder as a credit note to SE, and releases GE Vernova, GE and their respective affiliates from civil and criminal liabilities related to this matter after the settlement obligations are met. The entire cash settlement of $141 million has been paid as of December 31, 2024.
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $138 million and $127 million as of
December 31, 2024 and 2023, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $622 million and $581 million as of December 31, 2024 and 2023, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts, $546 million and $519 million were related to nuclear decommissioning obligations. Changes in the liability balance due to settlement, accretion, and revisions in fair value were not material during the year ended December 31, 2024.
Expenditures for nuclear decommissioning, site remediation, and worker exposure claims were $11 million, $14 million, and $19 million, for the years ended December 31, 2024, 2023, and 2022, respectively. We presently expect that such expenditures will be approximately $13 million and $11 million in 2025 and 2026, respectively.
NOTE 23. RESTRUCTURING CHARGES AND SEPARATION COSTS
Restructuring and Other Charges. The Company has undertaken or committed to various restructuring initiatives, including workforce reductions and the consolidation of manufacturing and service facilities. Restructuring and other charges primarily include employee-related
2024 FORM 10-K 82
termination benefits associated with workforce reductions, facility exit costs, asset write-downs, and cease-use costs. We expect the majority of costs to be incurred within two years of the commitment of a restructuring initiative.
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 25 for further information.

RESTRUCTURING AND OTHER CHARGES	2024	2023	2022
Workforce reductions	$147	$224	$119
Plant closures and associated costs and other asset write-downs	266	173	166
Acquisition/disposition net charges and other	8	46	29
Total restructuring and other charges	$421	$443	$314

Cost of equipment and services	$256	$147	$192
Selling, general, and administrative expenses	165	296	122
Total restructuring and other charges	$421	$443	$314

Power	$266	$124	$141
Wind	141	232	156
Electrification	19	54	1
Other	(5)	33	16
Total restructuring and other charges(a)	$421	$443	$314
(a) Includes $248 million, $227 million, and $203 million for the years ended December 31, 2024, 2023, and 2022, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.

RESTRUCTURING LIABILITIES	2024	2023	2022
Balance as of January 1	$276	$283	$434
Additions	173	216	111
Payments	(238)	(222)	(240)
Foreign exchange and other	97	(1)	(22)
Balance as of December 31	$308	$276	$283
In addition to the continued impacts of ongoing initiatives, restructuring primarily included exit activities associated with previously announced plans in October 2022 primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants across our Wind businesses. The estimated cost of this multi-year restructuring program was approximately $600 million.
This plan was expanded during the third quarter of 2023 to include the consolidation of the global footprint and related resources at our
Power businesses to better serve our customers. In the third quarter of 2024, in order to transform and optimize our global footprint, we announced the restructuring of our Hydro Power business, as a result of which we recognized $155 million of charges, which is the vast majority of the estimated cost of this program. The costs incurred in the year ended December 31, 2024 primarily relates to a non-cash pre-
tax impairment charge of property, plant, and equipment. See Note 6 for further information.
Separation Costs. In connection with the Spin-Off, the Company recognized separation costs (benefits) of $(9) million for the year ended
December 31, 2024 in our Consolidated and Combined Statement of Income (Loss). Separation costs (benefits) include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative costs. In addition, in connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-
Off, the Company recognized a $136 million benefit in the second quarter related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment. See Note 11 for further information.
NOTE 24. RELATED PARTIES
Aero Alliance. Aero Alliance is our joint venture with Baker Hughes Company that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$651 million, $656 million, and $521 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company owed
Aero Alliance $24 million and $34 million as of December 31, 2024 and 2023, respectively. These amounts have been recorded in Due to related parties on the Consolidated and Combined Statement of Financial Position.
Financial Services Investments. Our Financial Services business invests in project infrastructure entities where we do not hold a controlling financial interest. These entities generally purchase equipment from our Wind and Power segments, and we have recognized revenues of $4 million, $168 million, and $810 million for the years ended December 31, 2024, 2023, and 2022, respectively, for sales to these entities. Revenues for sales to these entities for the year ended December 31, 2024 were not significant as GE retained the renewable energy U.S. tax equity investments. See Note 11 for further information.
Allocations From GE. Prior to the Spin-Off, GE historically provided the Company with significant corporate, infrastructure, and shared services. Some of these services continue to be provided by GE to the Company on a temporary basis following the Spin-Off under the
Transition Services Agreement. Accordingly, for periods prior to the Spin-Off, certain GE corporate costs have been charged to the
Company based on allocation methodologies as follows:
2024 FORM 10-K 83
a.Centralized services such as public relations, investor relations, treasury and cash management, executive management, security, government relations, community outreach, and corporate internal audit services were charged to the Company on a pro rata basis of GE’s estimates of each business’s usage at the beginning of the fiscal year and were recorded in Selling, general, and administrative expenses. Costs of $67 million and $70 million for the years ended December 31, 2023 and 2022, respectively, were recorded in our Consolidated and Combined Statement of Income (Loss). Costs allocated to the Company for the three months ended March 31, 2024 were not significant as GE Vernova had established standalone capabilities for such services.
b.Information technology, finance, insurance, research, supply chain, human resources, tax, and facilities activities were charged to the Company based on headcount, revenue, or other allocation methodologies. Costs for these services of $711 million and
$772 million were charged to the Company for the years ended December 31, 2023 and 2022, respectively. Costs for these services of $100 million were charged to the Company for the three months ended March 31, 2024. Such costs are primarily included in Selling, general, and administrative expenses and Research and development expenses in our Consolidated and
Combined Statement of Income (Loss).
c.Costs associated with employee medical insurance totaling $133 million and $114 million were charged for the years ended
December 31, 2023 and 2022, respectively. Costs associated with employee medical insurance totaling $30 million were charged to the Company for the three months ended March 31, 2024. Costs were charged to the Company based on employee headcount and are recorded in Cost of equipment, Cost of services, Selling, general, and administrative expenses, or Research and development expenses in our Consolidated and Combined Statement of Income (Loss) based on the employee population.
Prior to January 1, 2023, employees of the Company participated in pensions and benefits plans that were sponsored by GE. The
Company was charged $64 million for the year ended December 31, 2022. These costs are charged directly to the Company based on specific employee eligibility for those benefits. On January 1, 2023, these pension plans were legally split and allocated to GE Vernova and are accounted for as multiemployer plans starting in 2023. See Note 13 for further information.
Additionally, GE granted various employee benefits to its employees, including prior to the Spin-Off to those of the Company, under the GE
Long-Term Incentive Plan. These benefits primarily included stock options and restricted stock units. Compensation expense associated with this plan was $118 million and $123 million for the years ended December 31, 2023 and 2022, respectively. Compensation expense associated with this plan was $34 million for the three months ended March 31, 2024. Such expense is included primarily in Selling, general, and administrative expenses in our Consolidated and Combined Statement of Income (Loss). These costs were charged directly to the Company based on the specific employees receiving awards.
Finally, while GE’s third-party debt had not been attributed to the Company, GE allocated a portion of interest expense related to its third-
party debt for funding provided by GE to the Company for certain investments held by Financial Services. The interest was allocated based on the GE-funded ending net investment position each reporting period. Interest allocated was $35 million and $46 million for the years ended December 31, 2023 and 2022, respectively. Interest allocated was $7 million for the three months ended March 31, 2024. Such expense is included in Interest and other financial charges – net in our Consolidated and Combined Statement of Income (Loss).
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
Transfer of Tax Credits to GE. Under the Inflation Reduction Act of 2022, which went into effect in 2023, we generate advanced manufacturing credits in our Wind business. These credits are transferable and are not reliant on a tax liability to be realized. During the first quarter of 2024, we received cash of $249 million from GE for credits generated prior to the Spin-Off. See Note 11 for further information regarding production tax credits transferred to GE.
NOTE 25. SEGMENT AND GEOGRAPHICAL INFORMATION
Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (CODM) for the purpose of assessing performance and allocating resources. The
Company’s CODM is its Chief Executive Officer (CEO). Our operating activities are managed through three segments: Power, Wind, and
Electrification. These segments have been identified based on the nature of the products and services sold and how the Company manages its operations.
The performance of these segments is principally measured based on revenues and segment EBITDA. Segment EBITDA is determined based on the performance measures used by our CEO to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, significant higher-cost restructuring programs, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.
2024 FORM 10-K 84

TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2024	2023	2022
Gas Power	$14,465	$13,220	$12,079
Nuclear Power	819	827	699
Hydro Power	781	887	703
Steam Power	2,063	2,502	2,643
Power	$18,127	$17,436	$16,124

Onshore Wind	$7,781	$7,761	$7,941
Offshore Wind	1,377	1,455	531
LM Wind Power	542	610	433
Wind	$9,701	$9,826	$8,905

Grid Solutions	$4,957	$3,955	$3,133
Power Conversion	1,194	1,027	843
Electrification Software	917	874	804
Solar & Storage Solutions	482	522	296
Electrification	$7,550	$6,378	$5,076
Total segment revenues	$35,377	$33,640	$30,105

SEGMENT EBITDA
For the year ended December 31, 2024	Power	Wind	Electrification	Total
Equipment revenues	$5,509	$8,018	$5,412	$18,939
Services revenues	12,391	1,642	1,923	15,955
Intersegment revenues	227	41	215	483
Segment revenues	18,127	9,701	7,550	35,377
Other revenues and elimination of intersegment revenues				(442)
Total revenues				34,935
Less:(a)
Cost of revenues(b)	13,608	9,513	5,359
Selling, general, and administrative expenses(b)	2,022	566	1,295
Research and development expenses(b)	384	222	345
Other segment items(c)	(155)	(12)	(128)
Segment EBITDA	$2,268	$(588)	$679	$2,358

For the year ended December 31, 2023	Power	Wind	Electrification	Total
Equipment revenues	$5,535	$8,327	$4,385	$18,246
Services revenues	11,758	1,488	1,733	14,979
Intersegment revenues	143	11	260	414
Segment revenues	17,436	9,826	6,378	33,640
Other revenues and elimination of intersegment revenues				(401)
Total revenues				33,239
Less:(a)
Cost of revenues(b)	13,425	10,006	4,690
Selling, general, and administrative expenses(b)	2,124	611	1,213
Research and development expenses(b)	315	248	320
Other segment items(c)	(149)	(6)	(79)
Segment EBITDA	$1,722	$(1,033)	$234	$923

For the year ended December 31, 2022	Power	Wind	Electrification	Total
Equipment revenues	$4,855	$7,595	$3,369	$15,819
Services revenues	11,039	1,302	1,494	13,835
Intersegment revenues	230	8	214	451
Segment revenues	16,124	8,905	5,076	30,105
Other revenues and elimination of intersegment revenues				(451)
Total revenues				29,654
Less:(a)
Cost of revenues(b)	12,346	9,664	3,767
Selling, general, and administrative expenses(b)	2,048	676	1,226
Research and development expenses(b)	300	368	299
Other segment items(c)	(225)	(92)	(51)
Segment EBITDA	$1,655	$(1,710)	$(164)	$(219)
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.
2024 FORM 10-K 85

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)	2024	2023	2022
Segment EBITDA	$2,358	$923	$(219)
Corporate and other(a)	(323)	(116)	(209)
Restructuring and other charges(b)	(426)	(433)	(288)
Purchases and sales of business interests	1,024	92	55
Separation costs (benefits)(c)	9	—	—
Arbitration refund(d)	254	—	—
Non-operating benefit income	536	567	188
Depreciation and amortization(e)	(1,008)	(847)	(893)
Interest and other financial charges – net(f)	130	(53)	(97)
Russia and Ukraine charges(g)	—	(95)	(188)
Steam Power asset sale impairment	—	—	(824)
Benefit (provision) for income taxes	(995)	(512)	(247)
Net income (loss)	$1,559	$(474)	$(2,722)
(a) Includes interest expense (income) of $10 million, $45 million, and $54 million and benefit (provision) for income taxes of $56 million,
$168 million and $(1) million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the Financial Services business which, because of the nature of its investments, is managed on an after-tax basis due to its strategic investments in renewable energy tax equity investments.
(b) Consists of severance, facility closures, acquisition and disposition, and other charges associated with major restructuring programs.
(c) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments at the time of the Spin-Off in the second quarter of 2024.
(d) Represents cash refund received in connection with an arbitration proceeding, constituting the payments previously made to a multiemployer pension plan, and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net in the second quarter of 2024.
(e) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(f) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
(g) Related to recoverability of asset charges recorded in connection with the ongoing conflict between Russia and Ukraine and resulting sanctions primarily related to our Power business.

ASSETS BY SEGMENT December 31	2024	2023
Power	$24,161	$25,003
Wind	9,970	10,898
Electrification	7,402	6,607
Other(a)	9,952	3,613
Total assets	$51,485	$46,121
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

	Property, plant, and equipment additions			Depreciation and amortization
	2024	2023	2022	2024	2023	2022
Power	$380	$319	$203	$519	$494	$508
Wind	250	325	231	350	249	195
Electrification	153	74	52	88	85	88
Other(a)	93	20	1	216	136	1,006
Total	$877	$738	$487	$1,172	$964	$1,797
(a) Depreciation and amortization includes impairments related to our Hydro Power business of $108 million for the year ended December
31, 2024 and impairments related to our remaining Steam Power business of $806 million for the year ended December 31, 2022. See
Notes 6 and 8 for further information.
Revenues are classified according to the region to which equipment and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

REVENUES BY GEOGRAPHY	2024	2023	2022
U.S.	$14,679	$12,467	$11,590
Non-U.S.
Europe	8,325	8,417	6,583
Asia	4,698	5,259	4,942
Americas	3,038	3,177	3,090
Middle East and Africa	4,194	3,919	3,449
Total Non-U.S.	$20,256	$20,772	$18,064
Total geographic revenues	$34,935	$33,239	$29,654
2024 FORM 10-K 86

LONG LIVED ASSETS BY GEOGRAPHY December 31	2024	2023
U.S.	$1,940	$1,757
Non-U.S.
Europe	1,811	1,942
Asia	798	908
Americas	320	356
Middle East and Africa	282	265
Total Non-U.S.	$3,210	$3,471
Total long-lived assets	$5,150	$5,228
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE. None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management’s Discussion of Financial Responsibility. Management is responsible for the preparation of the consolidated and combined financial statements and related information that are presented in this report. The consolidated and combined financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with U.S.
generally accepted accounting principles.
The Company designs and maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing consolidated and combined financial statements and maintaining accountability for assets. These systems are enhanced by policies and procedures, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel, and a program of internal audits.
The Board of Directors, through its Audit Committee, which consists entirely of independent directors, meets periodically with management, internal auditors, and our independent registered public accounting firm to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Deloitte and Touche LLP and the internal auditors each have full and free access to the Audit Committee.
Management's Annual Report on Internal Control Over Financial Reporting. This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the U.S. Securities and Exchange Commission for newly public companies.
Disclosure Controls. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of December 31, 2024 and concluded that our disclosure controls and procedures were effective as of December 31,
2024.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors;
Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. On January 31, 2025, GE Vernova Inc. (the
“Company”) and Rachel Gonzalez, Executive Vice President, General Counsel, and Secretary, entered into a Separation Agreement and
Release (the “Separation Agreement”). The Separation Agreement provides that Ms. Gonzalez will depart from the Company on May 16,
2025. She will continue to receive her current compensation and benefits until her separation.
The Separation Agreement further provides that if Ms. Gonzalez remains employed by the Company through May 16, 2025, or if prior to
May 16, 2025, the Company terminates her employment without cause, Ms. Gonzalez’s departure shall be treated as a termination without cause, and subject to her timely execution upon her cessation of employment of a supplemental release of claims, Ms. Gonzalez will be entitled to (i) a lump sum payment equal to eighteen (18) months of Ms. Gonzalez’s current base salary, (ii) contributions to the cost of
COBRA continuation for a period of eighteen (18) months, (iii) reimbursement of expenses reasonably incurred for relocation not to exceed
$150,000, (iv) consistent with Ms. Gonzalez’s employment offer letter with the Company, a pro-rated annual bonus for calendar year 2025 based on Company performance, and (v) consistent with the Company’s long-term incentive good leaver program: (x) continued vesting of a pro-rated portion of each outstanding equity award over Company common stock held by Ms. Gonzalez, other than any award designated as a one-time stock option grant, for at least one year from the applicable date of grant and (y) the right to exercise outstanding options until the applicable option expiration date.
The preceding summary of the Separation Agreement is qualified in its entirety by reference to the Separation Agreement, which is filed as
Exhibit 10.30 to this Annual Report on Form 10-K and is incorporated herein by reference.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. Not applicable.
2024 FORM 10-K 87
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. Information required by this item with respect to executive officers, directors, corporate governance, code of ethics, insider trading policies and procedures, and compliance with
Section 16(a) of the Exchange Act will be presented in the 2025 Proxy Statement in the sections titled “Election of Directors.” “Corporate
Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION. Information required by this item regarding executive and director compensation will be presented in the 2025 Proxy Statement under the section titled “Executive Compensation” and the section titled “Director Compensation,”
and such information (other than the subsection titled “Compensation Committee Report," which is deemed furnished herein by reference, and the subsection "Pay Versus Performance") is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS. Information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2025 Proxy
Statement under the sections titled “Stock Ownership Information” and “Equity Compensation Plan Information,” and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Information
required by this item regarding certain relationships and related transactions and director independence will be presented in the 2025 Proxy
Statement under the sections titled “Certain Relationships and Related-Party and Other Transactions” and “Other Governance Policies and
Practices,” and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Information required by this item regarding principal accounting fees and services of our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be presented in the 2025 Proxy Statement under the sections titled “Independent Auditor,” and such information is incorporated herein by reference.
2024 FORM 10-K 88
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS. See Item 8. "Financial Statements and Supplementary Data" for a listing of our financial statements.
FINANCIAL SCHEDULES. Schedules required by Regulation S-X (17 CFR 210) are omitted because they are either not applicable or the financial information is already included within the financial statements or notes thereto.

EXHIBITS.
2.1 Separation and Distribution Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc.
(incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No.
001-41966).†+

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).
3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).
4.1 Description of Securities Registered Pursuant to Section 12 of the Exchange Act (filed herewith).
10.1 Credit Agreement, dated as of March 26, 2024, among GE Vernova Inc., GE Albany Funding Unlimited Company and GE Funding
Operations Co., Inc., as borrowers, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).+

10.2 Standby Letter of Credit and Bank Guarantee Agreement dated as of March 26, 2024, among GE Vernova Inc., as the borrower, the issuing banks party thereto and HSBC Bank USA, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).+

10.3 Transition Services Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).+

10.4 Tax Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†+

10.5 Employee Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).†

10.6 Trademark License Agreement, dated March 31, 2024, by and between General Electric Company and GE Infrastructure Technology
LLC (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No.
001-41966).†+

10.7 Real Estate Matters Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).+

10.8 Framework Investment Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Investment
Advisers, LLC (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2,
2024, File No. 001-41966).†+

10.9 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).
10.10 GE Vernova Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2024, File No. 001-41966).*

10.11 GE Vernova Inc. Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Registration
Statement on Form S-8 filed with the SEC on April 3, 2024, File No. 001-41966).*

10.12 GE Vernova Inc. Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Registration
Statement on Form S-8 filed with the SEC on April 3, 2024, File No. 001-41966).*

10.13 Offer Letter with Kenneth Parks (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
10.14 Offer Letter with Rachel Gonzalez (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*
10.15 Offer Letter with Steven Baert (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*
10.16 Employment Agreement with Maví Zingoni (incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on
Form 10 filed with the SEC on March 5, 2024, File No. 001-41966.)†*

10.17 Offer Letter with Jessica Uhl (incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).†*
10.18 Offer Letter with Victor Abate (incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).*
10.19 Amended GE Energy Supplementary Pension Plan (filed herewith).*
10.20 GE Energy Excess Benefits Plan (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
2024 FORM 10-K 89

10.21 Amended GE Vernova Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.18 of the registrant’s Registration
Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

10.22 GE Vernova Restoration Plan (incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
10.23 GE Vernova U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.20 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*

10.24 Form of Agreement for Restricted Stock Unit Grants to Nonemployee Directors under the Company’s 2024 Long-Term Incentive
Plan, as of May 2024 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May
17, 2024, File No. 001-41966).+*

10.25 Form of Agreement for Restricted Stock Unit Grants for Employees at or above Executive Director level under the Company’s 2024
Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

10.26 Form of Agreement for Stock Option Grants for Employees at or above Executive Director level under the Company’s 2024 Long-
Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

10.27 Form of Agreement for Performance Stock Unit Grants for Employees at or above Executive Director level under the Company’s
2024 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

10.28 Form of Agreement for Stock Option Grants for Employees at or above Executive Director level under the Company’s 2024 Long-
Term Incentive Plan, as of June 2024 (incorporated by reference to Exhibit 10.28 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File No. 001-41966).+*

10.29 GE Vernova Inc. Executive Change in Control Severance Benefits Policy (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024, File No. 001-41966).*

10.30 Separation Agreement with Rachel Gonzalez (filed herewith).*
19.1 GE Vernova Inc. Insider Trading Policy (filed herewith).
21.1 Subsidiaries of the Registrant (filed herewith).
23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1 Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1 GE Vernova Inc. Clawback Policy (filed herewith).
99.1 Supplement to Present Required Information in Searchable Format (filed herewith).
101 The following materials from GE Vernova's Annual Report on Form 10-K for the year ended December 31, 2024, formatted as Inline
XBRL (eXtensible Business Reporting Language); (i) Statement of Income (Loss) for the years ended December 31, 2024, 2023, and
2022, (ii) Statement of Financial Position at December 31, 2024 and 2023, (iii) Statement of Cash Flows for the years ended December
31, 2024, 2023, and 2022, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022, (v)
Statement of Changes in Equity for the years ended December 31, 2024, 2023, and 2022, and (vi) the Notes to Combined Financial
Statements (filed herewith).

104 Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

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
ITEM 16. FORM 10-K SUMMARY. None.
2024 FORM 10-K 90
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GE Vernova Inc.

By:	/s/ Kenneth Parks
Kenneth Parks Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Scott Strazik	Chief Executive Officer and Director	February 6, 2025
Scott Strazik	(Principal Executive Officer)

/s/ Kenneth Parks	Chief Financial Officer	February 6, 2025
Kenneth Parks	(Principal Financial Officer)

/s/ Matthew Potvin	Vice President, Controller and Chief Accounting Officer	February 6, 2025
Matthew Potvin	(Principal Accounting Officer)

/s/ Stephen Angel	Non-Executive Chair of the Board	February 6, 2025
Stephen Angel

/s/ Nicholas K. Akins	Director	February 6, 2025
Nicholas K. Akins

/s/ Arnold W. Donald	Director	February 6, 2025
Arnold W. Donald

/s/ Matthew Harris	Director	February 6, 2025
Matthew Harris

/s/ Martina Hund-Mejean	Director	February 6, 2025
Martina Hund-Mejean

/s/ Kim K.W. Rucker	Director	February 6, 2025
Kim K.W. Rucker

/s/ Jesus Malave	Director	February 6, 2025
Jesus Malave

/s/ Paula Rosput Reynolds	Director	February 6, 2025
Paula Rosput Reynolds