Form 10-Q
period 2025-03-31
GE Vernova Inc.
filed 2025-04-23
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
There were 272,934,744 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2025.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
About GE Vernova			4
Part I			5
Item 1. Financial Statements and Supplementary Data			5
Consolidated and Combined Statement of Income (Loss)			5
Consolidated and Combined Statement of Financial Position			6
Consolidated and Combined Statement of Cash Flows			7
Consolidated and Combined Statement of Comprehensive Income (Loss)			8
Consolidated and Combined Statement of Changes in Equity			9
Note	1	Organization and Basis of Presentation	10
Note	2	Summary of Significant Accounting Policies	10
Note	3	Current and Long-Term Receivables	11
Note	4	Inventories, Including Deferred Inventory Costs	11
Note	5	Property, Plant, and Equipment	11
Note	6	Leases	11
Note	7	Goodwill and Other Intangible Assets	12
Note	8	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	12
Note	9	Current and All Other Assets	13
Note	10	Equity Method Investments	13
Note	11	Accounts Payable and Equipment Project Payables	13
Note	12	Postretirement Benefit Plans	13
Note	13	Current and All Other Liabilities	14
Note	14	Income Taxes	14
Note	15	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	14
Note	16	Earnings Per Share Information	15
Note	17	Other Income (Expense) – Net	15
Note	18	Financial Instruments	15
Note	19	Variable Interest Entities (VIEs)	17
Note	20	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	17
Note	21	Restructuring Charges and Separation Costs	18
Note	22	Segment Information	19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations			21
Item 3. Quantitative and Qualitative Disclosures About Market Risk			30
Item 4. Controls and Procedures			30

Part II			31
Item 1. Legal Proceedings			31
Item 1A. Risk Factors			31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			31
Item 3. Defaults Upon Senior Securities			31
Item 4. Mine Safety Disclosures			31
Item 5. Other Information			31
Item 6. Exhibits			32
Signatures			33
2025 1Q FORM 10-Q 3
FORWARD-LOOKING STATEMENTS. This quarterly report of GE Vernova Inc. (the Company, GE Vernova, our, we, or us) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “guidance”, “anticipate”, “intend”,
“plan”, “estimate”, “will”, “may”, and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about the benefits GE Vernova expects from our lean operating model; our expectations regarding the energy transition; the demand for our products and services; our expectations of future increased business, revenues, and operating results; our ability to innovate and anticipate and address customer demands; our ability to increase production capacity, efficiencies, and quality; our underwriting and risk management; the estimated impact of tariffs; the experiences we believe we are gaining across our Haliade-X backlog related to installation timelines and related remediation plans; benefits we expect to receive from the Inflation Reduction Act of
2022 (IRA); current and future customer orders and projects; our actual and planned investments, including in research and development, capital expenditures, joint ventures and other collaborations with third parties; our ability to meet our sustainability goals and targets; levels of global infrastructure spending; government policies that further or limit the global energy transition; our expected cash generation and management; our capital allocation framework, including share repurchases and dividends; our restructuring programs and strategies to reduce operational costs; our ability to novate or assign credit support provided by General Electric Company; disputes, litigation, arbitration, and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings.
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
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements, and these and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2024, including in Item 1A. "Risk Factors" and Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations" therein as may be updated from time to time in our Securities and Exchange Commission (SEC) filings and as posted on our website at www.gevernova.com/investors/fls. We do not undertake any obligation to update or revise our forward-looking statements except as may be required by law or regulation.
2025 1Q FORM 10-Q 4
ABOUT GE VERNOVA. GE Vernova Inc. (the Company, GE Vernova, our, we, or us) is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable, secure, and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We are a purpose-built company, positioned with a unique scope and scale of solutions to help accelerate the energy transition, while servicing and growing our installed base and strengthening our own profitability and stockholder returns. We have a strong history of innovation, which is a key strength enabling us to meet our customers’
needs.
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
We report three business segments that are aligned with the nature of equipment and services they provide, specifically Power, Wind, and
Electrification. Within our segments, Power includes gas, nuclear, hydro, and steam technologies, providing a critical foundation of dispatchable, flexible, stable, and reliable power. Our Wind segment includes our wind generation technologies, inclusive of onshore and offshore wind turbines and blades. Electrification includes grid solutions, power conversion and storage, and electrification software technologies required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption.
Our corporate headquarters is located at 58 Charles Street, Cambridge, Massachusetts 02141, and our telephone number is (617)
674-7555. Our website address is www.gevernova.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current
Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act
of 1934, as amended (the Exchange Act), are available, without charge, on our website, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q or any other filings we make with the SEC. Our website at
www.gevernova.com/investors contains a significant amount of information about GE Vernova, including financial and other information for investors. We encourage investors to visit this website from time to time, as information is updated, and new information is posted.
2025 1Q FORM 10-Q 5
PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions, except per share amounts)	2025	2024
Sales of equipment	$4,197	$3,617
Sales of services	3,835	3,642
Total revenues	8,032	7,260

Cost of equipment	3,915	3,693
Cost of services	2,647	2,417
Gross profit	1,470	1,150

Selling, general, and administrative expenses	1,188	1,202
Research and development expenses	239	237
Operating income (loss)	43	(289)

Interest and other financial income (charges) – net	56	(14)
Non-operating benefit income	115	134
Other income (expense) – net (Note 17)	119	73

Income (loss) before income taxes	332	(96)
Provision (benefit) for income taxes (Note 14)	68	10
Net income (loss)	264	(106)
Net loss (income) attributable to noncontrolling interests	(11)	(24)
Net income (loss) attributable to GE Vernova	$254	$(130)

Earnings (loss) per share attributable to GE Vernova (Note 16):
Basic	$0.92	$(0.47)
Diluted	$0.91	$(0.47)

Weighted-average number of common shares outstanding:
Basic	275	274
Diluted	279	274
2025 1Q FORM 10-Q 6

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	March 31, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$8,107	$8,205
Current receivables – net (Note 3)	7,136	8,177
Inventories, including deferred inventory costs (Note 4)	9,156	8,587
Current contract assets (Note 8)	9,040	8,621
All other current assets (Note 9)	497	564
Current assets	33,936	34,153

Property, plant, and equipment – net (Note 5)	5,225	5,150
Goodwill (Note 7)	4,368	4,263
Intangible assets – net (Note 7)	773	813
Contract and other deferred assets (Note 8)	505	555
Equity method investments (Note 10)	2,137	2,149
Deferred income taxes (Note 14)	1,639	1,639
All other assets (Note 9)	2,976	2,763
Total assets	$51,559	$51,485

Accounts payable and equipment project payables (Note 11)	$8,421	$8,602
Contract liabilities and deferred income (Note 8)	18,708	17,587
All other current liabilities (Note 13)	5,547	5,496
Current liabilities	32,677	31,685

Deferred income taxes (Note 14)	782	827
Non-current compensation and benefits	3,251	3,264
All other liabilities (Note 13)	5,177	5,116
Total liabilities	41,887	40,892

Commitments and contingencies (Note 20)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 272,934,744 and 275,880,314 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	9,654	9,733
Retained earnings	1,865	1,611
Treasury common stock, 4,206,246 and 226,290 shares at cost as of March 31, 2025 and December 31, 2024, respectively	(1,256)	(43)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 15)	(1,660)	(1,759)
Total equity attributable to GE Vernova	8,607	9,546
Noncontrolling interests	1,065	1,047
Total equity	9,672	10,593
Total liabilities and equity	$51,559	$51,485
2025 1Q FORM 10-Q 7

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2025	2024
Net income (loss)	$264	$(106)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 5)	149	188
Amortization of intangible assets (Note 7)	56	63
(Gains) losses on purchases and sales of business interests	(21)	3
Principal pension plans – net (Note 12)	(89)	(95)
Other postretirement benefit plans – net (Note 12)	(44)	(47)
Provision (benefit) for income taxes (Note 14)	68	10
Cash recovered (paid) during the year for income taxes	(145)	(58)
Changes in operating working capital:
Decrease (increase) in current receivables	918	303
Decrease (increase) in inventories, including deferred inventory costs	(432)	(717)
Decrease (increase) in current contract assets	(345)	(270)
Increase (decrease) in accounts payable and equipment project payables	(269)	(671)
Increase (decrease) in contract liabilities and current deferred income	1,124	885
All other operating activities	(74)	68
Cash from (used for) operating activities	1,161	(444)

Additions to property, plant, and equipment and internal-use software	(186)	(217)
Dispositions of property, plant, and equipment	34	4
Purchases of and contributions to equity method investments	(6)	(91)
Sales of and distributions from equity method investments	90	29
All other investing activities	(25)	(9)
Cash from (used for) investing activities	(93)	(285)

Net increase (decrease) in borrowings of maturities of 90 days or less	—	(23)
Transfers from (to) Parent	—	2,023
Dividends paid to stockholders	(69)	—
Purchases of common stock for treasury	(1,101)	—
All other financing activities	(86)	(66)
Cash from (used for) financing activities	(1,257)	1,934
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	90	(32)
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within businesses held for sale	(98)	1,173
Less: Net increase (decrease) in cash classified within businesses held for sale	—	(531)
Increase (decrease) in cash, cash equivalents, and restricted cash	(98)	1,704
Cash, cash equivalents, and restricted cash at beginning of year	8,205	1,551
Cash, cash equivalents, and restricted cash as of March 31	$8,107	$3,255
2025 1Q FORM 10-Q 8

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended March 31
(In millions)	2025	2024
Net income (loss) attributable to GE Vernova	$254	$(130)
Net loss (income) attributable to noncontrolling interests	(11)	(24)
Net income (loss)	$264	$(106)

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	154	11
Benefit plans – net of taxes	(73)	(68)
Cash flow hedges – net of taxes	21	8
Other comprehensive income (loss)	$102	$(49)

Comprehensive income (loss)	$367	$(155)
Comprehensive loss (income) attributable to noncontrolling interests	(14)	(26)
Comprehensive income (loss) attributable to GE Vernova	$353	$(181)
2025 1Q FORM 10-Q 9

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$—	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	1	—	(135)	—	—	—	—	—	(135)
Share-based compensation expense	—	—	56	—	—	—	—	—	56
Repurchase of common stock	(4)	—		—	(1,213)	—	—	—	(1,213)
Net income (loss)	—	—	—	254	—	—	—	11	264
Currency translation adjustments – net of taxes	—	—	—	—	—	—	152	2	154
Benefit plans – net of taxes	—	—	—	—	—	—	(74)	1	(73)
Cash flow hedges – net of taxes	—	—	—	—	—	—	21	—	21
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Balances as of March 31, 2025	273	$3	$9,654	$1,865	$(1,256)	$—	$(1,660)	$1,065	$9,672

Balances as of January 1, 2024	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Net income (loss)	—	—	—	—	—	(130)	—	24	(106)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	11	—	11
Benefit plans – net of taxes	—	—	—	—	—	—	(70)	2	(68)
Cash flow hedges – net of taxes	—	—	—	—	—	—	8	—	8
Transfers from (to) Parent	—	—	—	—	—	1,738	—	—	1,738
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	18	18
Balances as of March 31, 2024	—	$—	$—	$—	$—	$9,659	$(686)	$1,007	$9,980
2025 1Q FORM 10-Q 10
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization. On April 2, 2024, General Electric Company, which now operates as GE Aerospace (GE or Parent) completed the previously announced spin-off (the Spin-Off) of GE Vernova Inc. (the Company, GE Vernova, our, we, or us). See Note 1 and Note 24 in the Notes to
our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31,
2024 for further information. Our common stock is listed under the symbol "GEV" on the New York Stock Exchange.
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
•Our Electrification segment includes grid solutions, power conversion and storage, and electrification software technologies required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption. Effective January 1, 2025, our Power Conversion and Solar & Storage Solutions business units within our
Electrification segment were combined to form a new business unit, Power Conversion & Storage. Historical financial information presented within this report conforms to the new business unit structure within the Electrification segment.
Basis of Presentation. For periods prior to the Spin-Off, the unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of GE, including the historical cost basis of assets and liabilities comprising the
Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The unaudited combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods prior to the Spin-Off.
We have prepared the accompanying unaudited consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. These unaudited consolidated and combined financial statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated and combined financial statements should be read in conjunction with our audited consolidated and combined financial statements, corresponding notes, and significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2024. We have reclassified certain prior year amounts to conform to the current year’s presentation. The information presented in tables throughout the notes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.
All intercompany balances and transactions within the Company have been eliminated in the consolidated and combined financial statements. Transactions between the Company and GE have been included in these consolidated and combined financial statements.
Certain financing transactions with GE are deemed to have been settled immediately through Net parent investment in the Consolidated and Combined Statement of Financial Position and are accounted for as a financing activity in the Consolidated and Combined Statement of Cash Flows as Transfers from (to) Parent. Within the caption Increase (decrease) in accounts payable and equipment project payables in our Consolidated and Combined Statement of Cash Flows, the increase (decrease) in due to related parties, which primarily included transactions with GE, in the three months ended March 31, 2024, was $(365) million.
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
For further information on our significant accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended
December 31, 2024.
2025 1Q FORM 10-Q 11
NOTE 3. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	March 31, 2025	December 31, 2024
Customer receivables	$5,393	$6,312
Non-income based tax receivables	785	814
Supplier advances and other receivables	1,413	1,514
Other receivables	$2,198	$2,328
Allowance for credit losses	(456)	(464)
Total current receivables – net	$7,136	$8,177
Activity in the allowance for credit losses related to current receivables for the three months ended March 31, 2025 and 2024 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2025	2024
Balance as of January 1	$464	$515
Net additions (releases) charged to costs and expenses	(2)	(1)
Write-offs, net	(9)	—
Foreign exchange and other	3	2
Balance as of March 31	$456	$516
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $373 million and $221 million in the three months ended March 31, 2025 and 2024, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the
Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred.

LONG-TERM RECEIVABLES	March 31, 2025	December 31, 2024
Long-term customer receivables	$280	$282
Supplier advances	309	285
Non-income based tax receivables	85	74
Other receivables	328	247
Allowance for credit losses	(143)	(142)
Total long-term receivables – net	$859	$745
NOTE 4. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2025	December 31, 2024
Raw materials and work in process	$5,660	$5,328
Finished goods	2,845	2,490
Deferred inventory costs(a)	651	769
Inventories, including deferred inventory costs	$9,156	$8,587
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
NOTE 5. PROPERTY, PLANT, AND EQUIPMENT

	March 31, 2025	December 31, 2024
Original cost	$12,408	$12,207
Less: Accumulated depreciation and amortization	(7,888)	(7,729)
Right-of-use operating lease assets	706	671
Property, plant, and equipment – net	$5,225	$5,150
Depreciation and amortization related to property, plant, and equipment was $149 million and $188 million in the three months ended
March 31, 2025 and 2024, respectively.
NOTE 6. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and
Combined Statement of Financial Position, were $746 million and $725 million as of March 31, 2025 and December 31, 2024, respectively.
Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $45 million and $76 million for three months ended March 31, 2025 and 2024, respectively. Our finance lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, were $267 million and $266 million as of March 31, 2025 and December
31, 2024, respectively.
2025 1Q FORM 10-Q 12
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	Power	Wind	Electrification	Total
Balance as of January 1, 2025	$310	$3,035	$918	$4,263
Acquisitions	15	—	—	15
Currency exchange and other	—	87	4	91
Balance as of March 31, 2025	$325	$3,122	$921	$4,368
We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2025, we did not identify any reporting units that required an interim impairment test.
Intangible assets. All intangible assets are subject to amortization. Intangible assets decreased $40 million during the three months ended
March 31, 2025, primarily as a result of amortization. Amortization expense was $56 million and $63 million in the three months ended
March 31, 2025 and 2024, respectively.
NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $370 million in the three months ended March 31, 2025 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased
$1,107 million in the three months ended March 31, 2025 primarily due to new collections received in excess of revenue recognition at
Power and Electrification, partially offset by revenue recognition in excess of collections at Wind. Net contractual service agreements increased primarily due to revenues recognized of $1,261 million and net favorable changes in estimated profitability of $29 million, partially offset by billings of $1,249 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $3,601 million and $2,747 million for the three months ended March 31, 2025 and 2024, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
March 31, 2025	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,455	$—	$—	$5,455
Equipment and other service agreement assets	1,678	687	1,221	3,586
Current contract assets	$7,133	$687	$1,221	$9,040
Non-current contract and other deferred assets(a)	488	7	10	505
Total contract and other deferred assets	$7,621	$694	$1,231	$9,545

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,321	$—	$—	$5,321
Equipment and other service agreement assets	1,622	538	1,139	3,300
Current contract assets	$6,944	$538	$1,139	$8,621
Non-current contract and other deferred assets(a)	536	8	11	555
Total contract and other deferred assets	$7,479	$546	$1,150	$9,176
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
March 31, 2025	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,876	$—	$—	$1,876
Equipment and other service agreement liabilities	8,764	3,270	4,489	16,525
Current deferred income	5	190	112	307
Contract liabilities and current deferred income	$10,645	$3,460	$4,601	$18,708
Non-current deferred income	31	97	15	143
Total contract liabilities and deferred income	$10,676	$3,557	$4,616	$18,851

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,789	$—	$—	$1,789
Equipment and other service agreement liabilities	7,879	3,684	3,946	15,511
Current deferred income	6	193	88	287
Contract liabilities and current deferred income	$9,674	$3,877	$4,034	$17,587
Non-current deferred income	29	112	16	157
Total contract liabilities and deferred income	$9,703	$3,989	$4,050	$17,744
2025 1Q FORM 10-Q 13
Remaining Performance Obligation (RPO). As of March 31, 2025, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $123,438 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $45,478 million of which 45%, 71%, and 91% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $77,959 million of which 18%, 53%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 9. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include prepaid taxes and deferred charges and derivative instruments (see Note 18). All other current assets decreased $67 million for the three months ended March 31, 2025. All other assets primarily include pension surplus, long-term receivables (see Note 3), taxes receivable, and prepaid taxes and deferred charges. All other assets increased $213 million in the three months ended March 31, 2025 primarily due to increases in long-term receivables and pension assets.
NOTE 10. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
				Three months ended March 31
	March 31, 2025	December 31, 2024		2025	2024
Power(a)	$894	$919		$(10)	$11
Wind	47	49		—	1
Electrification(b)	716	743		50	30
Corporate	480	438		20	2
Total	$2,137	$2,149		$60	$44
(a) Includes Aero Alliance, our joint venture with Baker Hughes Company, that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$126 million and $151 million for the three months ended March 31, 2025 and 2024, respectively. The Company owed Aero Alliance
$52 million and $24 million as of March 31, 2025 and December 31, 2024, respectively. These amounts have been recorded in
Accounts payable and equipment project payables on the Consolidated and Combined Statement of Financial Position.
(b) Includes China XD Electric Co., Ltd., which is publicly traded on the Shanghai Stock Exchange, with a market value of $468 million as of
March 31, 2025 based on the quoted market value. While the Company holds over a 10.0% ownership interest, we account for the investment under the equity method given our participation on the investee’s board of directors. In the first quarter of 2025, we sold a portion of our shares, decreasing our ownership percentage in the investee by approximately 2.0%.
NOTE 11. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	March 31, 2025	December 31, 2024
Trade payables	$5,205	$4,966
Supply chain finance programs	1,714	2,051
Equipment project payables	1,182	1,211
Non-income based tax payables	320	375
Accounts payable and equipment project payables	$8,421	$8,602
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,258 million and $779 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 12. POSTRETIREMENT BENEFIT PLANS. GE Vernova sponsored plans, including those allocated to GE Vernova in connection with the Spin-Off, are presented in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. See Note 13 in the Notes in our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information.
The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our
Consolidated and Combined Statement of Income (Loss).
2025 1Q FORM 10-Q 14

	2025			2024
Three months ended March 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$7	$1	$6	$8	$1
Interest cost	140	54	10	135	57	9
Expected return on plan assets	(178)	(76)	—	(184)	(84)	—
Amortization of net loss (gain)	(50)	9	(10)	(46)	8	(11)
Amortization of prior service cost (credit)	—	(2)	(14)	2	(2)	(15)
Curtailment/settlement gain	—	1	—	—	—	—
Non-operating benefit costs (income)	$(88)	$(13)	$(13)	$(93)	$(21)	$(17)
Net periodic expense (income)	$(82)	$(7)	$(12)	$(87)	$(13)	$(16)
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. Expenses associated with their participation in GE Vernova's plan beginning on April 2, 2024 and in GE's plan through April 1, 2024 represent the employer contributions for GE
Vernova employees and were $36 million and $35 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 13. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 20), liabilities related to business disposition activities, and restructuring liabilities (see Note 21). All other current liabilities increased $51 million in the three months ended March 31, 2025. All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties (see
Note 20), legal liabilities (see Note 20), asset retirement obligations (see Note 20), operating lease liabilities (see Note 6), equipment projects and other commercial liabilities, and indemnifications in connection with the Spin-Off (see Note 20). All other liabilities increased
$61 million in the three months ended March 31, 2025.
NOTE 14. INCOME TAXES. The Company’s income tax provision through March 31, 2024 was prepared based on a separate return basis. Following the Spin-off, the Company's income tax provision is prepared on a stand-alone basis.
We recorded income tax expense on pre-tax income with an effective tax rate of 20.5% for the three months ended March 31, 2025. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to an income tax benefit from stock-based compensation, mostly offset by losses providing no tax benefit in certain jurisdictions.
We recorded an income tax expense on a pre-tax loss in the three months ended March 31, 2024 due to taxes in profitable jurisdictions and losses providing no tax benefit in other jurisdictions.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (Pillar Two)
and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. We incurred insignificant tax expenses in connection with Pillar Two in the three months ended March 31, 2025.
Based on our assessment of the realizability of our deferred tax assets as of March 31, 2025, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued
improvement in our U.S. operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S.
valuation allowance as early as the second half of 2025. A release of the valuation allowance would result in the recognition of certain U.S.
deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $—, $8, and $—	154	(1)	12	165
Reclasses from AOCI – net of taxes of $—, $(2), and $—	—	(72)	9	(63)
Less: AOCI attributable to noncontrolling interests	2	1	—	3
Balance as of March 31, 2025	$(1,582)	$(132)	$54	$(1,660)

Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
AOCI before reclasses – net of taxes of $(13), $(15), and $— (a)	11	—	(5)	7
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(67)	13	(54)
Less: AOCI attributable to noncontrolling interests	—	2	—	2
Balance as of March 31, 2024	$(1,324)	$604	$34	$(686)
(a) Currency translation adjustment includes $39 million of AOCI allocated to us in connection with the Spin-Off.
2025 1Q FORM 10-Q 15
Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV”
on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On March
31, 2025, there were 272,934,744 shares of GE Vernova common stock outstanding. On December 10, 2024, we announced that the
Board of Directors had authorized up to $6 billion of common stock repurchases. In connection with this authorization, we repurchased 4 million shares for $1,204 million during the three months ended March 31, 2025, excluding commission fees and excise taxes.
NOTE 16. EARNINGS PER SHARE INFORMATION. On April 2, 2024, there were approximately 274 million shares of GE Vernova common stock outstanding. The computation of basic and diluted earnings (loss) per common share for all periods through April 1, 2024 was calculated using 274 million common shares and is net of Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to the Spin-Off. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted
EPS using the treasury stock method.

	Three months ended March 31
(In millions, except per share amounts)	2025	2024
Numerator:
Net income (loss)	$264	$(106)
Net loss (income) attributable to noncontrolling interests	(11)	(24)
Net income (loss) attributable to GE Vernova	$254	$(130)

Denominator:
Basic weighted-average shares outstanding	275	274
Dilutive effect of common stock equivalents	4	—
Diluted weighted-average shares outstanding	279	274

Basic earnings (loss) per share	$0.92	$(0.47)
Diluted earnings (loss) per share	$0.91	$(0.47)
Antidilutive securities(a)	1	—
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 17. OTHER INCOME (EXPENSE) – NET

	Three months ended March 31
	2025	2024
Equity method investment income (loss) (Note 10)	$60	$44
Net interest and investment income (loss)(a)	16	6
Gains (losses) on purchases and sales of business interests	21	(3)
Derivative instruments (Note 18)	2	(3)
Licensing income	4	11
Other – net	16	19
Total other income (expense) – net	$119	$73
(a)Includes financial interest related to our normal business operations primarily with customers.
NOTE 18. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $325 million and $318 million as of March 31, 2025 and
December 31, 2024, respectively. The estimated fair value was $321 million and $315 million as of March 31, 2025 and December 31,
2024, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 12 months in duration but with maximum remaining maturities of up to 15 years as of March 31, 2025.
Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $54 million gain and a net $33 million gain as of
March 31, 2025 and December 31, 2024, respectively, of which a net $26 million gain and a net $22 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $38 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $(9) million and $(13) million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the maximum length of time over which we are hedging forecasted transactions was approximately 10 years.
2025 1Q FORM 10-Q 16
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
$31 million and $33 million as of March 31, 2025 and December 31, 2024, respectively.
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

March 31, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$6,079	$38	$145	$45	$38
Foreign currency exchange contracts	33,451	294	119	292	120
Commodity and other contracts	536	13	18	5	2
Derivatives not accounted for as hedges	$33,988	$307	$137	$298	$122
Total gross derivatives	$40,067	$345	$282	$343	$161
Netting adjustment(a)		(239)	(126)	(236)	(126)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$106	$156	$107	$35
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

December 31, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,789	$61	$144	$58	$65
Foreign currency exchange contracts	34,244	479	159	483	144
Commodity and other contracts	436	12	20	12	2
Derivatives not accounted for as hedges	$34,681	$491	$179	$495	$146
Total gross derivatives	$40,469	$552	$323	$552	$211
Netting adjustment(a)		(383)	(166)	(381)	(166)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$168	$158	$171	$46
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended March 31
	2025	2024
Cash flow hedges	$10	$13
Net investment hedges	(2)	2
The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

Three months ended March 31, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,032	$6,562	$1,188	$119
Foreign currency exchange contracts	(9)	—	—	—
Effects of cash flow hedges	$(9)	$—	$—	$—
Foreign currency exchange contracts	—	(3)	(38)	2
Commodity and other contracts	—	(8)	5	—
Effect of derivatives not designated as hedges	$—	$(11)	$(33)	$2
2025 1Q FORM 10-Q 17

Three months ended March 31, 2024	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$7,260	$6,109	$1,202	$73
Foreign currency exchange contracts	(4)	9	—	—
Effects of cash flow hedges	$(4)	$9	$—	$—
Foreign currency exchange contracts	—	29	(5)	(3)
Commodity and other contracts	—	—	(11)	—
Effect of derivatives not designated as hedges	$—	$29	$(16)	$(3)
The amount excluded for cash flow hedges was a gain (loss) of $8 million and $1 million for the three months ended March 31, 2025 and
2024, respectively. This amount is recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our
Consolidated and Combined Statement of Income (Loss).
NOTE 19. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated and Combined Statement of Financial Position, we have assets of $112 million and $111 million and liabilities of $140 million and $134 million as of March 31, 2025 and December 31, 2024, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $89 million and $90 million as of March 31, 2025 and December 31, 2024, respectively. Of these investments, $35 million and $37 million as of March 31, 2025 and December 31, 2024, respectively, were owned by our Financial
Services business. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 20.
NOTE 20. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $7 million and unfunded lending commitments of $95 million at March 31, 2025.
The commitments primarily consist of obligations to make investments or provide funding by our Gas Power and Financial Services businesses. See Note 19 for further information.
Guarantees. As of March 31, 2025, we were committed under the following guarantee arrangements:
Credit support. We have provided $571 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $6 million.
Indemnification agreements. We have $952 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $569 million. The liability is primarily associated with cash and deposits, of which $325 million relates to cash transferred to the Company from GE as part of the
Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $149 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the Tax Matters Agreement.
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,405 million and $1,370 million as of March 31, 2025 and December 31, 2024, respectively.
Credit Facilities. We have $6,000 million of credit facilities consisting of (i) a five-year unsecured revolving credit facility in an aggregate committed amount of $3,000 million and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of
$3,000 million. For further information, see Note 22 in the Notes to our consolidated and combined financial statements in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2024. Fees related to the unused portion of the facilities were insignificant in the three months ended March 31, 2025.
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
2025 1Q FORM 10-Q 18
Alstom Legacy Legal Matters. In November 2015, we acquired the power and grid businesses of Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. The estimated liability balance was $235 million and $236 million at March 31, 2025 and December 31, 2024, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the estimated liability established. The estimation of this liability may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this estimated liability. Factors that can affect the ultimate amount of losses associated with these and related matters include formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $139 million and $138 million as of
March 31, 2025 and December 31, 2024, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $525 million and $622 million as of March 31, 2025 and December 31, 2024, respectively, and are recorded in
All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts,
$440 million and $546 million were related to nuclear decommissioning obligations. The decrease in the liability balance was primarily due to a settlement of a nuclear decommissioning obligation during the three months ended March 31, 2025.
NOTE 21. RESTRUCTURING CHARGES AND SEPARATION COSTS
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
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 22 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2025	2024
Workforce reductions	$41	$76
Plant closures and associated costs and other asset write-downs	22	66
Acquisition/disposition net charges and other	5	5
Total restructuring and other charges	$68	$147

Cost of equipment and services	$54	$104
Selling, general, and administrative expenses	14	42
Total restructuring and other charges	$68	$147

Power	$11	$48
Wind	51	89
Electrification	2	10
Other	4	—
Total restructuring and other charges(a)	$68	$147
(a) Includes $28 million and $68 million, for the three months ended March 31, 2025 and 2024, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions, and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.
2025 1Q FORM 10-Q 19

RESTRUCTURING LIABILITIES	2025	2024
Balance as of January 1	$308	$276
Additions	40	78
Payments	(46)	(61)
Foreign exchange and other	(25)	(4)
Balance as of March 31	$277	$289
Total restructuring and other charges incurred for the three months ended March 31, 2025 and 2024 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the Wind business.
Separation Costs. In connection with the Spin-Off, the Company recognized separation costs of $45 million for the three months ended
March 31, 2025 in our Consolidated and Combined Statement of Income (Loss). Separation costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative costs.
NOTE 22. SEGMENT INFORMATION. Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (CODM) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer (CEO). Our operating activities are managed through three segments: Power, Wind, and Electrification. These segments have been identified based on the nature of the products and services sold and how the Company manages its operations.
The performance of these segments is principally measured based on revenues and segment EBITDA. Segment EBITDA is determined based on the performance measures used by our CEO to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, significant higher-cost restructuring programs, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

	Three months ended March 31
TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2025	2024
Gas Power	$3,579	$3,041
Nuclear Power	200	229
Hydro Power	157	181
Steam Power	487	584
Power	$4,423	$4,035

Onshore Wind	$1,583	$1,059
Offshore Wind	204	441
LM Wind Power	63	139
Wind	$1,850	$1,639

Grid Solutions	$1,275	$1,109
Power Conversion & Storage	381	336
Electrification Software	224	206
Electrification	$1,879	$1,651
Total segment revenues	$8,151	$7,325

SEGMENT EBITDA
Three months ended March 31, 2025	Power	Wind	Electrification	Total
Equipment revenues	$1,422	$1,406	$1,369	$4,197
Services revenues	2,924	438	466	3,828
Intersegment revenues	76	7	44	126
Segment revenues	4,423	1,850	1,879	8,151
Other revenues and elimination of intersegment revenues				(119)
Total revenues				8,032
Less:(a)
Cost of revenues(b)	3,369	1,840	1,283
Selling, general, and administrative expenses(b)	454	134	344
Research and development expenses(b)	104	33	87
Other segment items(c)	(13)	(11)	(49)
Segment EBITDA	$508	$(146)	$214	$576
2025 1Q FORM 10-Q 20

Three months ended March 31, 2024	Power	Wind	Electrification	Total
Equipment revenues	$1,185	$1,227	$1,203	$3,615
Services revenues	2,823	407	403	3,632
Intersegment revenues	28	5	44	78
Segment revenues	4,035	1,639	1,651	7,325
Other revenues and elimination of intersegment revenues				(65)
Total revenues				7,260
Less:(a)
Cost of revenues(b)	3,136	1,610	1,195
Selling, general, and administrative expenses(b)	516	147	330
Research and development expenses(b)	80	62	87
Other segment items(c)	(42)	(7)	(27)
Segment EBITDA	$345	$(173)	$66	$238
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)	Three months ended March 31
	2025	2024
Segment EBITDA	$576	$238
Corporate and other(a)	(119)	(49)
Restructuring and other charges	(67)	(148)
Gains (losses) on purchases and sales of business interests	19	(5)
Separation (costs) benefits(b)	(45)	—
Non-operating benefit income	115	134
Depreciation and amortization(c)	(203)	(209)
Interest and other financial charges – net(d)	55	(4)
Benefit (provision) for income taxes	(67)	(64)
Net income (loss)	$264	$(106)
(a) Includes interest expense (income) of zero and $10 million and benefit (provision) for income taxes of $(2) million and $54 million for the three months ended March 31, 2025 and 2024, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs.
(c) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(d) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.

ASSETS BY SEGMENT	March 31, 2025	December 31, 2024
Power	$23,882	$24,161
Wind	9,922	9,970
Electrification	7,606	7,402
Other(a)	10,150	9,952
Total assets	$51,559	$51,485
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

	Property, plant, and equipment additions		Depreciation and amortization
	Three months ended March 31		Three months ended March 31
	2025	2024	2025	2024
Power	$84	$50	$116	$115
Wind	50	112	54	66
Electrification	36	13	21	21
Other	15	42	15	48
Total	$186	$216	$205	$251
2025 1Q FORM 10-Q 21
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three months ended March 31, 2025 and 2024. The below discussion should be read alongside Item 7.
"Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated and combined financial statements and corresponding notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.
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
Financial Presentation Under GE Ownership. We completed our separation from General Electric Company (GE), which now operates as GE Aerospace, on April 2, 2024 (the Spin-Off). For further information, see Note 1 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Tariffs. During April 2025, the United States and other countries imposed global tariffs. These tariffs and any future tariffs will result in additional costs to us. The current total estimated cost impact from the global tariffs as outlined is approximately $300 million to $400 million in 2025, after taking into consideration contractual protections and mitigating actions. The actual impact of the tariffs may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
Power Conversion & Storage. Effective January 1, 2025, our Power Conversion and Solar & Storage Solutions business units within our
Electrification segment were combined to form a new business unit, Power Conversion & Storage. Historical financial information presented within this report conforms to the new business unit structure within the Electrification segment.
TRENDS AND FACTORS IMPACTING OUR PERFORMANCE. We believe our performance and future success depends on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.
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
RESULTS OF OPERATIONS
Summary of Results. RPO was $123.4 billion and $116.3 billion as of March 31, 2025 and 2024, respectively. For the three months ended
March 31, 2025, total revenues were $8.0 billion, an increase of $0.8 billion for the quarter. Net income (loss) was $0.3 billion, an increase of $0.4 billion in net income for the quarter, and net income (loss) margin was 3.3%. Diluted earnings (loss) per share was $0.91 for the three months ended March 31, 2025, an increase in diluted earnings per share of $1.38 for the quarter. Cash flows from (used for)
operating activities were $1.2 billion and $(0.4) billion for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, Adjusted EBITDA* was $0.5 billion, an increase of $0.3 billion. Free cash flow* was $1.0 billion and $(0.7) billion for the three months ended March 31, 2025 and 2024, respectively.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 22
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 in the Notes to the consolidated and combined financial statements for further information.

RPO	March 31, 2025	December 31, 2024	March 31, 2024
Equipment	$45,478	$43,047	$42,210
Services	77,959	75,976	74,083
Total RPO	$123,438	$119,023	$116,293
As of March 31, 2025, RPO increased $4.4 billion (4%) from December 31, 2024, primarily at Power, due to increases at Gas Power due to Heavy-Duty Gas Turbine equipment and contractual services, and increases at Steam Power services and Hydro Power equipment; at
Electrification, primarily due to demand for switchgear and transformers at Grid Solutions; partially offset at Wind, due to a decrease in orders at Onshore Wind, and at Offshore Wind as we continue to execute on our contracts. RPO increased $7.1 billion (6%) from March
31, 2024, primarily at Electrification, due to demand for high-voltage direct current solutions and switchgear at Grid Solutions; at Power, primarily due to Gas Power, driven by increases in services and equipment, and increases in Hydro Power equipment, partially offset by a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to Electricité de France S.A. (EDF)
which was completed in the second quarter of 2024; partially offset at Wind, due to decreases at Offshore Wind as we continue to execute on our contracts, and the finalization of the settlement of a previously canceled project in the third quarter of 2024, and decreases at
Onshore Wind.

	Three months ended March 31
REVENUES	2025	2024
Equipment revenues	$4,197	$3,617
Services revenues	3,835	3,642
Total revenues	$8,032	$7,260
For the three months ended March 31, 2025, total revenues increased $0.8 billion (11%). Equipment revenues increased at Power, due to increases in Gas Power from Heavy-Duty Gas Turbine deliveries; increased at Wind, primarily at Onshore Wind due to improved pricing and delivery of more units partially offset at Offshore Wind due to a slower pace of production; and increased at Electrification, primarily at
Grid Solutions due to growth in switchgear and transformer equipment volume. Services revenues increased at Power, driven by Gas
Power and Steam Power favorable volume and price; and increased at Electrification, primarily due to growth at Grid Solutions.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $1.1 billion (15%), organic services revenues* increased $0.3 billion (8%), and organic equipment revenues* increased $0.8 billion (22%). Organic revenues* increased at Power, Electrification, and Wind.

	Three months ended March 31
EARNINGS (LOSS)	2025	2024
Operating income (loss)	$43	$(289)
Net income (loss)	264	(106)
Net income (loss) attributable to GE Vernova	254	(130)
Adjusted EBITDA*	457	189
Diluted earnings (loss) per share(a)	$0.91	$(0.47)
(a)The computation of earnings (loss) per share for all periods through April 1, 2024 was calculated using 274 million common shares that were issued upon Spin-Off and excludes Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, the
Company participated in various GE stock-based compensation plans, and there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to Spin-Off.
For the three months ended March 31, 2025, operating income (loss) was under $0.1 billion, a $0.3 billion increase, primarily due to: an increase in segment results at Power of $0.2 billion, primarily at Gas Power and Steam Power due to higher volume, favorable price, and increased productivity partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear
Power; at Electrification of $0.1 billion, primarily due to volume, productivity, and favorable price at Grid Solutions; and at Wind of less than
$0.1 billion, primarily at Onshore Wind due to improved equipment pricing, market selectivity, and increases in units delivered at Onshore
Wind, partially offset by decreases in Onshore Wind services from increased costs to improve fleet performance and decreases at Offshore
Wind due to a termination of a supply agreement; partially offset by higher corporate costs required to operate as a stand-alone public company.
Net income (loss) and Net income (loss) margin were $0.3 billion and 3.3%, respectively, for the three months ended March 31, 2025, an increase of $0.4 billion and 4.8%, respectively, for the quarter, primarily due to an increase in operating income (loss) of $0.3 billion and an increase in Interest and other financial income (charges) - net of $0.1 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $0.5 billion and 5.7%, respectively, for the three months ended March 31, 2025, an increase of $0.3 billion and 3.1%, respectively, primarily driven by increases in segment results at Power, Electrification, and Wind.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 23
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
losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

	Three months ended March 31
SUMMARY OF REPORTABLE SEGMENTS	2025	2024
Power	$4,423	$4,035
Wind	1,850	1,639
Electrification	1,879	1,651
Eliminations and other	(119)	(65)
Total revenues	$8,032	$7,260

Segment EBITDA
Power	$508	$345
Wind	(146)	(173)
Electrification	214	66
Corporate and other(a)	(119)	(49)
Adjusted EBITDA*(b)	$457	$189
(a) Includes our Financial Services business and other general corporate expenses, including costs required to operate as a stand-alone public company.
(b) See "—Non-GAAP Financial Measures" for additional information related to Adjusted EBITDA*. Adjusted EBITDA* includes interest and other financial income (charges) and the benefit for income taxes of Financial Services as this business is managed on an after-tax basis due to the nature of its investments.
POWER

	Three months ended March 31
Orders in units	2025	2024
Gas Turbines	38	34
Heavy-Duty Gas Turbines	29	16
HA-Turbines	8	8
Aeroderivatives	9	18
Gas Turbine Gigawatts	7.1	4.9

	Three months ended March 31
Sales in units	2025	2024
Gas Turbines	19	17
Heavy-Duty Gas Turbines	12	10
HA-Turbines	5	1
Aeroderivatives	7	7
Gas Turbine Gigawatts	3.0	2.3

RPO	March 31, 2025	December 31, 2024	March 31, 2024
Equipment	$13,920	$12,461	$14,394
Services	62,372	60,890	58,389
Total RPO	$76,292	$73,351	$72,783
RPO as of March 31, 2025 increased $2.9 billion (4%) from December 31, 2024, primarily at Gas Power due to Heavy-Duty Gas Turbine equipment and contractual services, and increases at Steam Power services and Hydro Power equipment. RPO increased $3.5 billion (5%)
from March 31, 2024, primarily at Gas Power due to increases in services and equipment, and increases in Hydro Power equipment, partially offset by a reduction of approximately $3.9 billion related to the sale of a portion of Steam Power nuclear activities to EDF which was completed in the second quarter of 2024.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 24

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2025	2024
Gas Power	$3,579	$3,041
Nuclear Power	200	229
Hydro Power	157	181
Steam Power	487	584
Total segment revenues	$4,423	$4,035

Equipment	$1,491	$1,201
Services	2,931	2,833
Total segment revenues	$4,423	$4,035

Segment EBITDA	$508	$345
Segment EBITDA margin	11.5%	8.6%
For the three months ended March 31, 2025, segment revenues were up $0.4 billion (10%) and segment EBITDA was up $0.2 billion (47%).
Segment revenues increased $0.6 billion (16%) organically*, primarily at Gas Power due to increases in Heavy-Duty Gas Turbine equipment deliveries and increases in Gas Power and Steam Power services from favorable volume and price.
Segment EBITDA increased $0.1 billion (23%) organically*, primarily at Gas Power and Steam Power due to higher volume, favorable price, and increased productivity partially offset by the impact of inflation and additional expenses to support investments at Gas Power and
Nuclear Power.
WIND

	Three months ended March 31
Onshore and Offshore Wind orders in units	2025	2024
Wind Turbines	23	190
Repower Units	—	41
Wind Turbine and Repower Units Gigawatts	0.1	0.7

	Three months ended March 31
Onshore and Offshore Wind sales in units	2025	2024
Wind Turbines	276	252
Repower Units	130	—
Wind Turbine and Repower Units Gigawatts	1.3	1.1

RPO	March 31, 2025	December 31, 2024	March 31, 2024
Equipment	$9,676	$10,720	$13,119
Services	12,484	11,962	13,045
Total RPO	$22,160	$22,682	$26,164
RPO as of March 31, 2025 decreased $0.5 billion (2%) from December 31, 2024, primarily due to a decrease in orders at Onshore Wind as
U.S. customers dealt with permitting delays and policy uncertainty and decreases at Offshore Wind as we continue to execute on our contracts. RPO decreased $4.0 billion (15%) from March 31, 2024, primarily due to decreases at Offshore Wind as we continue to execute on our contracts and the finalization of the settlement of a previously canceled project in the third quarter of 2024, and decreases at
Onshore Wind.

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2025	2024
Onshore Wind	$1,583	$1,059
Offshore Wind	204	441
LM Wind Power	63	139
Total segment revenues	$1,850	$1,639

Equipment	$1,412	$1,232
Services	438	407
Total segment revenues	$1,850	$1,639

Segment EBITDA	$(146)	$(173)
Segment EBITDA margin	(7.9)%	(10.6)%
For the three months ended March 31, 2025, segment revenues were up $0.2 billion (13%) and segment EBITDA increased slightly
(16%).
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 25
Segment revenues increased $0.2 billion (15%) organically*, primarily at Onshore Wind due to improved equipment pricing and delivery of more units partially offset by decreases at Offshore Wind due to a slower pace of production and decreases in volume at LM Wind Power.
Segment EBITDA increased slightly (7%) organically*, primarily at Onshore Wind due to improved equipment pricing, market selectivity, and increases in units delivered partially offset by decreases in Onshore Wind services from increased costs to improve fleet performance and decreases at Offshore Wind due to a termination of a supply agreement.
ELECTRIFICATION

RPO	March 31, 2025	December 31, 2024	March 31, 2024
Equipment	$21,996	$20,005	$14,849
Services	3,466	3,448	3,221
Total RPO	$25,462	$23,453	$18,069
RPO as of March 31, 2025 increased $2.0 billion (9%) from December 31, 2024, primarily due to demand for switchgear and transformers at Grid Solutions. RPO increased $7.4 billion (41%) from March 31, 2024, primarily due to demand for high-voltage direct current solutions and switchgear at Grid Solutions.

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2025	2024
Grid Solutions	$1,275	$1,109
Power Conversion & Storage	381	336
Electrification Software	224	206
Total segment revenues	$1,879	$1,651

Equipment	$1,391	$1,230
Services	487	421
Total segment revenues	$1,879	$1,651

Segment EBITDA	$214	$66
Segment EBITDA margin	11.4%	4.0%
For the three months ended March 31, 2025, segment revenues were up $0.2 billion (14%) and segment EBITDA was up $0.1 billion.
Segment revenues increased $0.3 billion (18%) organically*, primarily at Grid Solutions due to growth in switchgear and transformer equipment volume.
Segment EBITDA increased $0.1 billion organically*, primarily due to volume, productivity, and favorable price at Grid Solutions.
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $1.5 billion and $1.2 billion for the three months ended March 31, 2025 and 2024, respectively. Gross margin was 18.3% and 15.8% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross profit for the quarter was due to an increase at Power primarily at Gas Power and Steam Power from higher volume, favorable price, and increased productivity partially offset by the impact of inflation; an increase at Electrification due to higher volume, productivity, and favorable price primarily at Grid Solutions; partially offset by a decrease at Wind due to Offshore Wind termination of a supply agreement and Onshore Wind services from increased costs to improve fleet performance partially offset by improvement in equipment pricing, market selectivity and increases in units delivered at Onshore Wind.
Selling, General, and Administrative. Selling, general, and administrative costs were $1.2 billion and $1.2 billion and comprised 14.8%
and 16.6% of revenues for the three months ended March 31, 2025 and 2024, respectively. The decrease in costs for the quarter was attributable to cost reduction initiatives and the sale of a portion of Steam Power nuclear activities to EDF, partially offset by labor inflation and higher corporate costs.
Restructuring Charges and Separation Costs. We continuously evaluate our cost structure and are implementing several restructuring and process transformation actions considered necessary to simplify our organizational structure. In addition, in connection with the Spin-
Off, we incurred and will continue to incur certain one-time separation costs. See Note 21 in the Notes to the consolidated and combined financial statements for further information.
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was $0.1 billion in income and less than $0.1 billion in charges for the three months ended March 31, 2025 and 2024, respectively. The income in 2025 was primarily driven by a higher average balance of invested funds during the three months ended March 31, 2025. The primary components of net interest and other financial income (charges) are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. We recorded income tax expense on pre-tax income with an effective tax rate of 20.5% for the three months ended March
31, 2025. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to an income tax benefit from stock-based compensation, mostly offset by losses providing no tax benefit in certain jurisdictions.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 26
We recorded an income tax expense on a pre-tax loss in the three months ended March 31, 2024 due to taxes in profitable jurisdictions and losses providing no tax benefit in other jurisdictions.
We regularly assess the realizability of our deferred tax assets based on all available evidence both positive and negative. Based on our assessment of the realizability of our deferred tax assets as of March 31, 2025, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued improvement in our U.S.
operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S. valuation allowance as early as the second half of 2025. A release of the valuation allowance would result in the recognition of certain U.S. deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs. See Note 14 in the Notes to the consolidated and combined financial statements for further information.
CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our
Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. As of March 31, 2025, our Cash, cash equivalents, and restricted cash was $8.1 billion, $0.3 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On April 8, 2025, the Board of Directors declared a $0.25 per share quarterly dividend on our outstanding common stock, payable on May
16, 2025, to stockholders of record as of April 18, 2024. On December 10, 2024, the Board of Directors authorized up to $6 billion of common stock repurchases. In connection with this authorization, we repurchased 4 million shares for $1.2 billion during the three months ended March 31, 2025. Although we intend to fund priorities that profitably grow the company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program. The declaration of any future dividends is at the discretion of our Board of Directors and will be based on our earnings, financial condition, cash requirements, prospects, and other factors.
The amount and timing of any future share repurchases under our share repurchase program will be based on the trading price and volume of our shares of common stock and other market factors as well as our earnings, financial condition, cash requirements, prospects, alternative uses for our cash, and other factors.
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
will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

	Three months ended March 31
FREE CASH FLOW (NON-GAAP)	2025	2024
Cash from (used for) operating activities (GAAP)	$1,161	$(444)
Add: Gross additions to property, plant, and equipment and internal-use software	(186)	(217)
Free cash flow (Non-GAAP)	$975	$(661)
Cash from (used for) operating activities was $1.2 billion and $(0.4) billion for the three months ended March 31, 2025 and 2024, respectively.
Cash from (used for) operating activities increased by $1.6 billion in 2025 compared to 2024, primarily driven by: an increase in current receivables of $0.6 billion, primarily due to higher collections, including a decrease in past dues, partially offset by higher billings; an increase in accounts payable and equipment project payables of $0.4 billion, primarily due to the nonrecurrence of settlements of payables with GE prior to the Spin-Off in the first quarter of 2024; higher net income (after adjusting for depreciation of PP&E, and amortization of intangible assets) of $0.3 billion; an increase in inventories of $0.3 billion, due to higher liquidations in Power and lower purchases of materials in Wind; and an increase in contract liabilities and current deferred income of $0.2 billion, primarily due to higher down payments on orders and slot reservation agreements at Power, partially offset by lower collections on projects at Onshore Wind.
Cash from operating activities of $1.2 billion for the three months ended March 31, 2025 included a $1.0 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$1.1 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by revenue recognition at Wind; and current receivables of $0.9 billion, driven by collections outpacing billings in Wind and Power and a decrease in past dues; partially offset by inventories of $(0.4) billion, primarily due to volume in Power and
Electrification to support fulfillment and deliveries expected in 2025; current contract assets of $(0.3) billion, driven by revenue recognition exceeding billings, primarily in Power and Wind; and accounts payable and equipment project payables of $(0.3) billion, due to disbursements outpacing purchases of materials, partially offset by a decrease in prepayments.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 27
Cash used for operating activities of $0.4 billion for the three months ended March 31, 2024 included a $0.5 billion outflow from changes in working capital. The cash outflow from changes in working capital was primarily driven by: inventories of $(0.7) billion, primarily in Gas
Power at Power and Onshore Wind at Wind, to support fulfillment and deliveries expected in the second half of 2024; accounts payable and equipment project payables of $(0.7) billion due to higher disbursements than volume across all businesses, and settlements of payables with GE in preparation for the Spin-Off; and current contract assets of $(0.3) billion driven by revenue recognition exceeding billings, primarily in our Offshore Wind business at Wind; partially offset by contract liabilities and current deferred income of $0.9 billion as a result of down payments and collections on several large projects in Onshore Wind at Wind, Gas Power at Power and Grid Solutions at
Electrification; and current receivables of $0.3 billion, driven by benefits arising from the IRA related to advanced manufacturing credits of
$0.2 billion, and collections outpacing billings, primarily in Power.
Cash from (used for) investing activities was $(0.1) billion and $(0.3) billion for the three months ended March 31, 2025 and 2024, respectively.
Cash used for investing activities decreased by $0.2 billion in 2025 compared to 2024 primarily driven by: lower purchases of and contributions to equity method investments of $0.1 billion, primarily in our Financial Services business; and higher sales of and distributions from equity method investments of $0.1 billion, driven by the sale of an approximately 2% equity interest in China XD Electric Co., Ltd. in the first quarter of 2025. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.2 billion for both the three months ended March 31, 2025 and 2024.
Cash from (used for) financing activities was $(1.3) billion and $1.9 billion for the three months ended March 31, 2025 and 2024, respectively. Cash used for financing activities increased by $3.2 billion in 2025 compared to 2024 primarily driven by: the nonrecurrence of transfers from parent of $2.0 billion; and cash settlements for share repurchases of $1.1 billion in the first quarter of 2025.
Material Cash Requirements. In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. See Notes 6 and 20 in the Notes to the consolidated and combined financial statements for further information regarding our obligations under lease and guarantee arrangements as well as our investment commitments. See Note 12 in the Notes to the consolidated and combined financial statements for further information regarding material cash requirements related to our pension obligations.
Debt. We had less than $0.1 billion and $0.1 billion of total debt, excluding finance leases, as of March 31, 2025 and December 31, 2024, respectively. We have a $3.0 billion Revolving Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit
Facilities). The Trade Finance Facility has not been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April
2, 2024, and see Note 20 in the Notes to the consolidated and combined financial statements.
Credit Ratings and Conditions. We have access to the Revolving Credit Facility to fund operations, and we may rely on debt capital markets in the future to further support our liquidity needs. The cost and availability of any debt financing is influenced by our credit ratings and market conditions. Standard and Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) have issued credit ratings for the Company. On
March 12, 2025, Fitch affirmed GE Vernova Inc.'s long-term credit rating and revised its outlook to Positive from Stable. On April 9, 2025,
S&P issued an annual tear sheet with no change to GE Vernova Inc.'s long-term credit rating or outlook. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Stable	Positive
Long-term	BBB-	BBB
We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to credit. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. See Item 1A. "Risk Factors—Risks Relating to Our Business and Our Industry
—Risks Relating to Operations and Supply Chain" and Item 1A. "Risk Factors—Risks Relating to Financial, Accounting, and Tax Matters" in
our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a description of some of the potential consequences of a reduction in our credit ratings.
If we are unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. As of March 31,
2025, we estimated an insignificant liquidity impact of a ratings downgrade below investment grade.
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
Beginning in April 2025, GE Vernova will pay a quarterly fee to GE based on amounts related to the GE credit support. GE Vernova is subject to other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE
Vernova. In addition, while GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make and possible related costs.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 28
As of March 31, 2025, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $15 billion, an over 59% reduction since the Spin-Off. We expect approximately $9 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The
amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated and combined financial statements. The Company will adopt the new annual disclosures as required for the fiscal year ended December 31, 2025.
CRITICAL ACCOUNTING ESTIMATES. To prepare our consolidated and combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods.
Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. See Item 7. "Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Critical Accounting Estimates" and Note 2 in the Notes to the audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional discussion of accounting policies and critical accounting estimates.
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
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.
2025 1Q FORM 10-Q 29

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
For the three months ended March 31	2025	2024	V%	2025	2024	V%	2025	2024	V pts
Power (GAAP)	$4,423	$4,035	10%	$508	$345	47%	11.5%	8.6%	2.9pts
Less: Acquisitions	—	—		1	—
Less: Business dispositions	—	182		—	(20)
Less: Foreign currency effect	(27)	2		15	(36)
Power organic (Non-GAAP)	$4,449	$3,851	16%	$493	$401	23%	11.1%	10.4%	0.7pts

Wind (GAAP)	$1,850	$1,639	13%	$(146)	$(173)	16%	(7.9)%	(10.6)%	2.7pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(36)	(7)		2	(14)
Wind organic (Non-GAAP)	$1,886	$1,646	15%	$(148)	$(159)	7%	(7.8)%	(9.7)%	1.9pts

Electrification (GAAP)	$1,879	$1,651	14%	$214	$66	F	11.4%	4.0%	7.4pts
Less: Acquisitions	1	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(66)	6		(2)	(7)
Electrification organic (Non-GAAP)	$1,945	$1,645	18%	$217	$73	F	11.2%	4.4%	6.8pts
(a) Includes intersegment sales of $126 million and $78 million for the three months ended March 31, 2025 and 2024, respectively. See
Note 22 in the Notes to the consolidated and combined financial statements for further information.

	Three months ended March 31
ORGANIC REVENUES (NON-GAAP)	2025	2024	V%
Total revenues (GAAP)	$8,032	$7,260	11%
Less: Acquisitions	1	—
Less: Business dispositions	—	182
Less: Foreign currency effect	(129)	1
Organic revenues (Non-GAAP)	$8,161	$7,077	15%

	Three months ended March 31
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2025	2024	V%
Total equipment revenues (GAAP)	$4,197	$3,617	16%
Less: Acquisitions	—	—
Less: Business dispositions	—	105
Less: Foreign currency effect	(99)	1
Equipment organic revenues (Non-GAAP)	$4,296	$3,512	22%

Total services revenues (GAAP)	$3,835	$3,642	5%
Less: Acquisitions	1	—
Less: Business dispositions	—	77
Less: Foreign currency effect	(31)	—
Services organic revenues (Non-GAAP)	$3,865	$3,565	8%
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
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 30

	Three months ended March 31
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2025	2024	V%
Net income (loss) (GAAP)	$264	$(106)	F
Add: Restructuring and other charges	67	148
Add: (Gains) losses on purchases and sales of business interests	(19)	5
Add: Separation costs (benefits)(a)	45	—
Add: Non-operating benefit income	(115)	(134)
Add: Depreciation and amortization(b)	203	209
Add: Interest and other financial (income) charges – net(c)(d)	(55)	4
Add: Provision (benefit) for income taxes(d)	67	64
Adjusted EBITDA (Non-GAAP)	$457	$189	F

Net income (loss) margin (GAAP)	3.3%	(1.5)%	4.8 pts
Adjusted EBITDA margin (Non-GAAP)	5.7%	2.6%	3.1 pts

(a) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs.
(b) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(c) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
(d) Excludes interest expense of zero and $10 million and benefit (provision) for income taxes of $(2) million and $54 million for the three months ended March 31, 2025 and 2024, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	Three months ended March 31
	2025	2024	V%
Adjusted EBITDA (Non-GAAP)	$457	$189	F
Less: Acquisitions	—	—
Less: Business dispositions	—	(20)
Less: Foreign currency effect	18	(52)
Adjusted organic EBITDA (Non-GAAP)	$439	$261	68%

Adjusted EBITDA margin (Non-GAAP)	5.7%	2.6%	3.1 pts
Adjusted organic EBITDA margin (Non-GAAP)	5.4%	3.7%	1.7 pts
See “—Capital Resources and Liquidity” for discussion of free cash flow*.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from fluctuations of foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities. The effects of foreign currency fluctuations on earnings were less than $0.1 billion and $(0.1) billion for the three months ended March 31, 2025 and 2024, respectively. For more information about foreign exchange risk, interest rate risk, and commodity risk see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2025, the Company continued to exit from various transition service agreements with GE Aerospace primarily related to human resources (including payroll and benefit plan administration) and associated information technology systems. Consequently, responsibility for execution and related internal controls transferred to the Company, including certain general information technology controls in connection with information technology environment changes. Other than those discussed in the preceding sentences, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 31
PART II
ITEM 1. LEGAL PROCEEDINGS. We are reporting the following matter in compliance with SEC requirements to disclose administrative proceedings arising under laws that regulate the discharge of materials into the environment where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. In March 2024, one of our Australian subsidiaries received notice from the Australian Department of Climate Change, Energy, the Environment and Water (DCCEEW) of its intention to issue infringement notices imposing administrative fines on the subsidiary for importing equipment containing SF6 gas without an equipment license, as required by local law related to synthetic greenhouse gas management and seek a court order to impose civil penalties for delinquent reporting under such law. The applicable local law regulates the import to Australia of synthetic greenhouse gases in equipment, including certain of our switchgear products, and our subsidiary had neglected to renew the import license required under the law. We responded to DCCEEW, and following discussions with the agency, paid approximately $0.3 million in fines in connection with the infringement notices during the three months ended June 30, 2024. Discussions with DCCEEW regarding a court-issued civil penalty order are pending and we expect additional fines and related costs associated with such order may be more than $300,000. See Note 20 in the
Notes to the consolidated and combined financial statements for additional information relating to legal matters.
ITEM 1A. RISK FACTORS. We are subject to a number of risks that could materially and adversely affect our business, results of operations, cash flows, financial condition, and/or future prospects, including those identified in Item 1A. "Risk Factors" in our Annual
Report on Form 10-K for the fiscal year ended on December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. There were no unregistered sales of equity securities during the three months ended March 31, 2025.
On December 10, 2024, we announced that the Board of Directors had authorized up to $6 billion of common stock repurchases, which commenced in December 2024 and does not have an expiration date. We repurchased 4 million shares for $1,204 million during the three months ended March 31, 2025 under this authorization.
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization (in millions)
January	11	$354.39	11	$5,993
February	552	331.75	552	5,810
March	3,418	297.62	3,418	4,793
Total	3,980	$302.50	3,980
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
ITEM 5. OTHER INFORMATION.
Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors;
Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. On April 21, 2025, Jessica Uhl, President,
resigned from GE Vernova Inc. (the "Company"). Ms. Uhl will depart from the Company on April 30, 2025. She will continue to receive her current compensation and benefits until her departure from the Company. No further payments or benefits are due past her exit from the
Company.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.
2025 1Q FORM 10-Q 32
ITEM 6. EXHIBITS.

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
10.1 Amended and Restated GE Energy Supplementary Pension Plan (filed herewith).*
10.2 Separation agreement with Rachel Gonzalez (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form
10-K for the fiscal year ended December 31, 2024, File No. 001-41966).*

31.1 Rule 13a-14(a) certification (filed herewith).
31.2 Rule 13a-14(a) certification (filed herewith).
32.1 Section 1350 certification (furnished herewith).
101.1 The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in
XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statement of Income (Loss) for the three months ended
March 31, 2025 and 2024, (ii) Consolidated and Combined Statement of Financial Position at March 31, 2025 and December 31, 2024,
(iii) Consolidated and Combined Statement of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Consolidated and
Combined Statement of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (v) Consolidated and
Combined Statement of Changes in Equity for the three months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated and
Combined Financial Statements.

104.1 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1).

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
2025 1Q FORM 10-Q 33
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 23, 2025	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Controller and Chief Accounting Officer Principal Accounting Officer