Form 10-Q
period 2025-06-30
GE Vernova Inc.
filed 2025-07-23
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
There were 272,223,940 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2025.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
About GE Vernova			4
Part I			5
Item 1. Financial Statements and Supplementary Data			5
Consolidated and Combined Statement of Income (Loss)			5
Consolidated and Combined Statement of Financial Position			6
Consolidated and Combined Statement of Cash Flows			7
Consolidated and Combined Statement of Comprehensive Income (Loss)			8
Consolidated and Combined Statement of Changes in Equity			9
Note	1	Organization and Basis of Presentation	11
Note	2	Summary of Significant Accounting Policies	11
Note	3	Current and Long-Term Receivables	12
Note	4	Inventories, Including Deferred Inventory Costs	12
Note	5	Property, Plant, and Equipment	12
Note	6	Leases	12
Note	7	Goodwill and Other Intangible Assets	13
Note	8	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	13
Note	9	Current and All Other Assets	14
Note	10	Equity Method Investments	14
Note	11	Accounts Payable and Equipment Project Payables	14
Note	12	Postretirement Benefit Plans	14
Note	13	Current and All Other Liabilities	15
Note	14	Income Taxes	15
Note	15	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	16
Note	16	Earnings Per Share Information	16
Note	17	Other Income (Expense) – Net	17
Note	18	Financial Instruments	17
Note	19	Variable Interest Entities (VIEs)	19
Note	20	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	19
Note	21	Restructuring Charges and Separation Costs	21
Note	22	Segment Information	22
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations			25
Item 3. Quantitative and Qualitative Disclosures About Market Risk			36
Item 4. Controls and Procedures			36

Part II			37
Item 1. Legal Proceedings			37
Item 1A. Risk Factors			37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			37
Item 3. Defaults Upon Senior Securities			37
Item 4. Mine Safety Disclosures			37
Item 5. Other Information			37
Item 6. Exhibits			38
Signatures			39
2025 2Q FORM 10-Q 3
FORWARD-LOOKING STATEMENTS. This quarterly report of GE Vernova Inc. (the Company, GE Vernova, our, we, or us) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “guidance”, “anticipate”, “intend”,
“plan”, “estimate”, “will”, “may”, and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about the benefits GE Vernova expects from our lean operating model; our expectations regarding the energy transition; the demand for our products and services; our expectations of future increased business, revenues, and operating results; our ability to innovate and anticipate and address customer demands; our ability to increase production capacity, efficiencies, and quality; our underwriting and risk management; the estimated impact of tariffs; the experiences we believe we are gaining across our Haliade-X backlog related to installation timelines and related remediation plans; benefits we expect to receive from tax incentives; current and future customer orders and projects; our actual and planned investments, including in research and development, capital expenditures, joint ventures and other collaborations with third parties; our ability to meet our sustainability goals and targets; levels of global infrastructure spending; government policies that further or limit the global energy transition; our expected cash generation and management; our capital allocation framework, including share repurchases and dividends; our restructuring programs and strategies to reduce operational costs;
our ability to novate or assign credit support provided by General Electric Company; disputes, litigation, arbitration, and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain, and are subject to risks, uncertainties, and other factors, which could cause our actual results, performance, or achievements to differ materially from current expectations. Some of the risks, uncertainties, and other factors that may cause actual results to differ materially from those expressed or implied by forward-looking statements include the following:
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
•Our ability to successfully identify, complete, integrate, and obtain benefits from any acquisitions, joint ventures, and other investments;
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
2025 2Q FORM 10-Q 4
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
2025 2Q FORM 10-Q 5
PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS) (UNAUDITED)
	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2025	2024	2025	2024
Sales of equipment	$4,894	$4,194	$9,091	$7,811
Sales of services	4,217	4,010	8,052	7,652
Total revenues	9,111	8,204	17,143	15,463

Cost of equipment	4,265	3,853	8,181	7,545
Cost of services	3,000	2,649	5,647	5,066
Gross profit	1,846	1,702	3,316	2,852

Selling, general, and administrative expenses	1,185	938	2,373	2,140
Research and development expenses	282	237	521	474
Operating income (loss)	378	527	421	238

Interest and other financial income (charges) – net	42	60	97	46
Non-operating benefit income	110	134	225	269
Other income (expense) – net (Note 17)	115	881	234	954
Income (loss) before income taxes	645	1,602	977	1,507
Provision (benefit) for income taxes (Note 14)	153	322	221	333
Net income (loss)	492	1,280	756	1,174
Net loss (income) attributable to noncontrolling interests	22	14	12	(10)
Net income (loss) attributable to GE Vernova	$514	$1,294	$768	$1,164

Earnings (loss) per share attributable to GE Vernova (Note 16):
Basic	$1.89	$4.72	$2.80	$4.25
Diluted	$1.86	$4.65	$2.77	$4.22

Weighted-average number of common shares outstanding:
Basic	272	274	274	274
Diluted	276	278	278	276
2025 2Q FORM 10-Q 6

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	June 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$7,892	$8,205
Current receivables – net (Note 3)	6,948	8,177
Inventories, including deferred inventory costs (Note 4)	9,825	8,587
Current contract assets (Note 8)	9,489	8,621
All other current assets (Note 9)	555	564
Current assets	34,709	34,153

Property, plant, and equipment – net (Note 5)	5,419	5,150
Goodwill (Note 7)	4,528	4,263
Intangible assets – net (Note 7)	739	813
Contract and other deferred assets (Note 8)	496	555
Equity method investments (Note 10)	2,170	2,149
Deferred income taxes (Note 14)	1,733	1,639
All other assets (Note 9)	3,282	2,763
Total assets	$53,078	$51,485

Accounts payable and equipment project payables (Note 11)	$9,035	$8,602
Contract liabilities and deferred income (Note 8)	19,603	17,587
All other current liabilities (Note 13)	5,123	5,496
Current liabilities	33,761	31,685

Deferred income taxes (Note 14)	818	827
Non-current compensation and benefits	3,243	3,264
All other liabilities (Note 13)	5,309	5,116
Total liabilities	43,131	40,892

Commitments and contingencies (Note 20)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 272,223,940 and 275,880,314 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	9,714	9,733
Retained earnings	2,241	1,611
Treasury common stock, 5,400,617 and 226,290 shares at cost as of June 30, 2025 and December 31, 2024, respectively	(1,636)	(43)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 15)	(1,445)	(1,759)
Total equity attributable to GE Vernova	8,877	9,546
Noncontrolling interests	1,070	1,047
Total equity	9,947	10,593
Total liabilities and equity	$53,078	$51,485
2025 2Q FORM 10-Q 7

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2025	2024
Net income (loss)	$756	$1,174
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 5)	294	379
Amortization of intangible assets (Note 7)	116	126
(Gains) losses on purchases and sales of business interests	(22)	(851)
Principal pension plans – net (Note 12)	(179)	(186)
Other postretirement benefit plans – net (Note 12)	(110)	(121)
Provision (benefit) for income taxes (Note 14)	221	333
Cash recovered (paid) during the year for income taxes	(363)	(173)
Changes in operating working capital:
Decrease (increase) in current receivables	1,031	677
Decrease (increase) in inventories, including deferred inventory costs	(883)	(1,288)
Decrease (increase) in current contract assets	(647)	(408)
Increase (decrease) in accounts payable and equipment project payables	207	(290)
Increase (decrease) in contract liabilities and current deferred income	1,860	1,596
All other operating activities	(754)	(430)
Cash from (used for) operating activities	1,528	535

Additions to property, plant, and equipment and internal-use software	(359)	(374)
Dispositions of property, plant, and equipment	34	13
Purchases of and contributions to equity method investments	(30)	(108)
Sales of and distributions from equity method investments	91	31
Proceeds from principal business dispositions	1	639
All other investing activities	49	51
Cash from (used for) investing activities	(214)	252

Net increase (decrease) in borrowings of maturities of 90 days or less	—	(23)
Transfers from (to) Parent	—	2,964
Dividends paid to stockholders	(139)	—
Purchases of common stock for treasury	(1,581)	—
All other financing activities	(142)	(36)
Cash from (used for) financing activities	(1,861)	2,904
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	235	(66)
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within businesses held for sale	(312)	3,625
Less: Net increase (decrease) in cash classified within businesses held for sale	—	(603)
Increase (decrease) in cash, cash equivalents, and restricted cash	(312)	4,228
Cash, cash equivalents, and restricted cash at beginning of year	8,205	1,551
Cash, cash equivalents, and restricted cash as of June 30	$7,892	$5,779
2025 2Q FORM 10-Q 8

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Net income (loss) attributable to GE Vernova	$514	$1,294	$768	$1,164
Net loss (income) attributable to noncontrolling interests	22	14	12	(10)
Net income (loss)	$492	$1,280	$756	$1,174

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	287	(117)	440	(106)
Benefit plans – net of taxes	(86)	(271)	(158)	(340)
Cash flow hedges – net of taxes	14	43	35	51
Other comprehensive income (loss)	$215	$(346)	$318	$(395)

Comprehensive income (loss)	$707	$934	$1,074	$779
Comprehensive loss (income) attributable to noncontrolling interests	22	(4)	8	(11)
Comprehensive income (loss) attributable to GE Vernova	$729	$930	$1,081	$767
2025 2Q FORM 10-Q 9

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of April 1, 2025	273	$3	$9,654	$1,865	$(1,256)	$—	$(1,660)	$1,065	$9,672
Issuance of shares in connection with equity awards	—	—	(11)	—	—	—	—	—	(11)
Share-based compensation expense	—	—	70	—	—	—	—	—	70
Dividends declared ($0.50 per common share)	—	—	—	(138)	—	—	—	—	(138)
Repurchase of common stock	(1)		—	—	(381)	—	—	—	(381)
Net income (loss)	—	—	—	514	—	—	—	(22)	492
Currency translation adjustments – net of taxes	—	—	—	—	—	—	286	1	287
Benefit plans – net of taxes	—	—	—	—	—	—	(86)	—	(86)
Cash flow hedges – net of taxes	—	—	—	—	—	—	14	—	14
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	27	27
Balances as of June 30, 2025	272	$3	$9,714	$2,241	$(1,636)	$—	$(1,445)	$1,070	$9,947

Balances as of April 1, 2024	—	$—	$—	$—	$—	$9,659	$(686)	$1,007	$9,980
Transfers from (to) Parent, including Spin-Off related adjustments	—	—	—	—	—	(944)	—	—	(944)
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	—	(8,715)	—	—	—
Issuance of shares in connection with equity awards	1	—	35	—	—	—	—	—	35
Share-based compensation expense	—	—	54	—	—	—	—	—	54
Net income (loss)	—	—	—	1,294	—	—	—	(14)	1,280
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(117)	(1)	(117)
Benefit plans – net of taxes	—	—	—	—	—	—	(271)	—	(271)
Cash flow hedges – net of taxes	—	—	—	—	—	—	43	—	43
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balances as of June 30, 2024	275	$3	$8,801	$1,294	$—	$—	$(1,031)	$982	$10,049
2025 2Q FORM 10-Q 10

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$—	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	2	—	(146)	—	—	—	—	—	(146)
Share-based compensation expense	—	—	126	—	—	—	—	—	126
Dividends declared ($0.50 per common share)	—	—	—	(138)	—	—	—	—	(138)
Repurchase of common stock	(5)		—	—	(1,593)	—	—	—	(1,593)
Net income (loss)	—	—	—	768	—	—	—	(12)	756
Currency translation adjustments – net of taxes	—	—	—	—	—	—	438	3	440
Benefit plans – net of taxes	—	—	—	—	—	—	(159)	1	(158)
Cash flow hedges – net of taxes	—	—	—	—	—	—	35	—	35
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	31	31
Balances as of June 30, 2025	272	$3	$9,714	$2,241	$(1,636)	$—	$(1,445)	$1,070	$9,947

Balances as of January 1, 2024	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Transfers from (to) Parent, including Spin-Off related adjustments	—	—	—	—	—	794	—	—	794
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	—	(8,715)	—	—	—
Issuance of shares in connection with equity awards	1	—	35	—	—	—	—	—	35
Share-based compensation expense	—	—	54	—	—	—	—	—	54
Net income (loss)	—	—	—	1,294		(130)	—	10	1,174
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(106)	—	(106)
Benefit plans – net of taxes	—	—	—	—	—	—	(341)	1	(340)
Cash flow hedges – net of taxes	—	—	—	—	—	—	51	—	51
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	7	7
Balances as of June 30, 2024	275	$3	$8,801	$1,294	$—	$—	$(1,031)	$982	$10,049
2025 2Q FORM 10-Q 11
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
•Our Power segment includes the design, manufacture, and servicing of gas, nuclear, hydro, and steam technologies, providing a critical foundation of dispatchable, flexible, stable, and reliable power.
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
Certain financing transactions with GE are deemed to have been settled immediately through Net parent investment in the Consolidated and Combined Statement of Financial Position and are accounted for as a financing activity in the Consolidated and Combined Statement of Cash Flows as Transfers from (to) Parent. Within the caption Increase (decrease) in accounts payable and equipment project payables in our Consolidated and Combined Statement of Cash Flows, the increase (decrease) in due to related parties, which primarily included transactions with GE, in the six months ended June 30, 2024, was $(384) million.
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
For further information on our significant accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended
December 31, 2024.
2025 2Q FORM 10-Q 12
NOTE 3. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	June 30, 2025	December 31, 2024
Customer receivables	$5,381	$6,312
Non-income based tax receivables	679	814
Supplier advances and other receivables	1,359	1,514
Other receivables	$2,039	$2,328
Allowance for credit losses	(472)	(464)
Total current receivables – net	$6,948	$8,177
Activity in the allowance for credit losses related to current receivables for the six months ended June 30, 2025 and 2024 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2025	2024
Balance as of January 1	$464	$515
Net additions (releases) charged to costs and expenses	13	19
Write-offs, net	(15)	(9)
Foreign exchange and other	10	1
Balance as of June 30	$472	$525
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $553 million and $550 million in the six months ended June 30, 2025 and 2024, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the
Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred.

LONG-TERM RECEIVABLES	June 30, 2025	December 31, 2024
Long-term customer receivables	$289	$282
Supplier advances	313	285
Non-income based tax receivables	91	74
Other receivables	409	247
Allowance for credit losses	(118)	(142)
Total long-term receivables – net	$985	$745
NOTE 4. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2025	December 31, 2024
Raw materials and work in process	$6,031	$5,328
Finished goods	3,007	2,490
Deferred inventory costs(a)	788	769
Inventories, including deferred inventory costs	$9,825	$8,587
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
NOTE 5. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2025	December 31, 2024
Original cost	$12,854	$12,207
Less: Accumulated depreciation and amortization	(8,186)	(7,729)
Right-of-use operating lease assets	750	671
Property, plant, and equipment – net	$5,419	$5,150
Depreciation and amortization related to property, plant, and equipment was $145 million and $191 million in the three months ended and
$294 million and $379 million in the six months ended June 30, 2025 and 2024, respectively.
NOTE 6. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and
Combined Statement of Financial Position, were $784 million and $725 million as of June 30, 2025 and December 31, 2024, respectively.
Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $63 million and $60 million for three months ended and $116 million and $135 million for the six months ended June 30, 2025 and 2024, respectively. Our finance lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, were $275 million and $266 million as of June 30, 2025 and December 31, 2024, respectively.
2025 2Q FORM 10-Q 13
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	Power	Wind	Electrification	Total
Balance as of January 1, 2025	$310	$3,035	$918	$4,263
Acquisitions	15	—	—	15
Currency exchange and other	3	239	8	251
Balance as of June 30, 2025	$328	$3,274	$926	$4,528
We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the second quarter of 2025, we did not identify any reporting units that required an interim impairment test.
Intangible assets. All intangible assets are subject to amortization. Intangible assets decreased $73 million during the six months ended
June 30, 2025, primarily as a result of amortization. Amortization expense was $60 million and $63 million for the three months ended and
$116 million and $126 million for the six months ended June 30, 2025 and 2024, respectively.
NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $808 million in the six months ended June 30, 2025 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased
$2,007 million in the six months ended June 30, 2025 primarily due to new collections received in excess of revenue recognition at Power and Electrification, partially offset by revenue recognition in excess of collections at Wind. Net contractual service agreements increased primarily due to revenues recognized of $2,720 million, partially offset by billings of $2,533 million and net unfavorable changes in estimated profitability of $42 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $7,074 million and $5,283 million for the six months ended June 30, 2025 and 2024, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
June 30, 2025	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,597	$—	$—	$5,597
Equipment and other service agreement assets	1,665	858	1,368	3,892
Current contract assets	$7,262	$858	$1,368	$9,489
Non-current contract and other deferred assets(a)	483	2	11	496
Total contract and other deferred assets	$7,745	$860	$1,379	$9,984

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,321	$—	$—	$5,321
Equipment and other service agreement assets	1,622	538	1,139	3,300
Current contract assets	$6,944	$538	$1,139	$8,621
Non-current contract and other deferred assets(a)	536	8	11	555
Total contract and other deferred assets	$7,479	$546	$1,150	$9,176
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
June 30, 2025	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,914	$—	$—	$1,914
Equipment and other service agreement liabilities	9,694	2,624	5,052	17,371
Current deferred income	35	174	108	318
Contract liabilities and current deferred income	$11,643	$2,798	$5,160	$19,603
Non-current deferred income	30	103	15	148
Total contract liabilities and deferred income	$11,673	$2,901	$5,175	$19,751

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,789	$—	$—	$1,789
Equipment and other service agreement liabilities	7,879	3,684	3,946	15,511
Current deferred income	6	193	88	287
Contract liabilities and current deferred income	$9,674	$3,877	$4,034	$17,587
Non-current deferred income	29	112	16	157
Total contract liabilities and deferred income	$9,703	$3,989	$4,050	$17,744
2025 2Q FORM 10-Q 14
Remaining Performance Obligation (RPO). As of June 30, 2025, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $128,650 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $49,712 million of which 42%, 70%, and 92% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $78,938 million of which 17%, 53%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 9. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include prepaid taxes and deferred charges and derivative instruments (see Note 18). All other current assets decreased $9 million for the six months ended June 30, 2025. All other assets primarily include pension surplus, long-term receivables (see Note 3), taxes receivable, and prepaid taxes and deferred charges. All other assets increased $519 million in the six months ended June 30, 2025 primarily due to increases in long-term receivables and pension surplus.
NOTE 10. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
			Three months ended June 30		Six months ended June 30
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Power(a)	$898	$919	$16	$28	$6	$40
Wind	47	49	—	—	—	1
Electrification(b)	731	743	54	12	104	42
Corporate(c)	495	438	(3)	(40)	17	(38)
Total	$2,170	$2,149	$67	$1	$127	$45
(a) Includes Aero Alliance, our joint venture with Baker Hughes Company, that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$166 million and $212 million in the three months ended and $292 million and $363 million in the six months ended June 30, 2025 and
2024, respectively. The Company owed Aero Alliance $72 million and $24 million as of June 30, 2025 and December 31, 2024, respectively. These amounts have been recorded in Accounts payable and equipment project payables on the Consolidated and
Combined Statement of Financial Position.
(b) Includes China XD Electric Co., Ltd., which is publicly traded on the Shanghai Stock Exchange, with a market value of $439 million as of
June 30, 2025 based on the quoted market value. While the Company holds over a 10.0% ownership interest, we account for the investment under the equity method given our participation on the investee’s board of directors. In the first quarter of 2025, we sold a portion of our shares, decreasing our ownership percentage in the investee by approximately 2.0%.
(c) In connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment in the second quarter of 2024.
NOTE 11. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	June 30, 2025	December 31, 2024
Trade payables	$5,751	$4,966
Supply chain finance programs	1,831	2,051
Equipment project payables	1,197	1,211
Non-income based tax payables	256	375
Accounts payable and equipment project payables	$9,035	$8,602
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $2,281 million and $1,791 million for the six months ended June 30, 2025 and 2024, respectively.
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
The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our
Consolidated and Combined Statement of Income (Loss).
2025 2Q FORM 10-Q 15

	2025			2024
Three months ended June 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$5	$7	$1	$7	$8	$1
Interest cost	140	57	10	139	56	9
Expected return on plan assets	(178)	(80)	—	(187)	(82)	—
Amortization of net loss (gain)	(50)	10	(10)	(45)	8	(11)
Amortization of prior service cost (credit)	—	(2)	(14)	2	(2)	(15)
Curtailment/settlement gain	—	—	—	—	(10)	—
Non-operating benefit costs (income)	$(88)	$(15)	$(13)	$(92)	$(30)	$(16)
Net periodic expense (income)	$(82)	$(8)	$(12)	$(85)	$(22)	$(15)

	2025			2024
Six months ended June 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$11	$14	$3	$13	$16	$3
Interest cost	280	111	20	274	113	18
Expected return on plan assets	(356)	(155)	—	(372)	(166)	—
Amortization of net loss (gain)	(100)	19	(19)	(92)	16	(21)
Amortization of prior service cost (credit)	—	(4)	(27)	3	(3)	(30)
Curtailment/settlement gain	—	1	—	—	(10)	—
Non-operating benefit costs (income)	$(175)	$(28)	$(27)	$(186)	$(51)	$(32)
Net periodic expense (income)	$(164)	$(14)	$(24)	$(173)	$(34)	$(30)
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. Expenses associated with their participation in GE Vernova's plan beginning on April 2, 2024 and in GE's plan through April 1, 2024 represent the employer contributions for GE
Vernova employees and were $51 million and $45 million for the three months ended and $86 million and $81 million for the six months ended June 30, 2025 and 2024, respectively.
NOTE 13. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 20), liabilities related to business disposition activities, and restructuring liabilities (see Note 21). All other current liabilities decreased $373 million in the six months ended June 30, 2025 primarily due to a decrease in employee compensation and benefit liabilities and a settlement of a nuclear decommissioning obligation during the first quarter of 2025 (see Note 20). All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties (see Note 20), legal liabilities (see Note 20), asset retirement obligations (see Note 20), operating lease liabilities (see Note 6), equipment projects and other commercial liabilities, and indemnifications in connection with the
Spin-Off (see Note 20). All other liabilities increased $193 million in the six months ended June 30, 2025 primarily due to an increase in product warranties and operating lease liabilities.
NOTE 14. INCOME TAXES. The Company’s income tax provision through March 31, 2024 was prepared based on a separate return basis. Following the Spin-off, the Company's income tax provision is prepared on a stand-alone basis.
Our effective tax rate was 23.7% and 22.6% for the three and six months ended June 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by an income tax benefit from stock-based compensation.
Our effective tax rate was 20.1% for the three months ended June 30, 2024. The effective tax rate was lower than the U.S. statutory rate of
21% primarily due to a lower effective tax rate on a foreign pre-tax gain from the sale of a portion of Steam Power nuclear activities to
Electricité de France S.A. (EDF) which was completed in the second quarter of 2024, partially offset by losses providing no tax benefit in certain jurisdictions, and an increase in income tax expense due to the reduction of certain U.S. tax attributes that are not part of the
Company's stand-alone operations.
Our effective tax rate was 22.1% for the six months ended June 30, 2024. The effective tax rate was higher than the U.S. statutory rate of
21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (Pillar Two)
and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. We incurred insignificant tax expenses in connection with Pillar Two in the six months ended June 30, 2025.
2025 2Q FORM 10-Q 16
Based on our assessment of the realizability of our deferred tax assets as of June 30, 2025, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued
improvement in our U.S. operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S.
valuation allowance in the second half of 2025. A release of the valuation allowance would result in the recognition of certain U.S.
deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs.
On July 4, 2025, the United States enacted House Resolution 1 of the 119th Congress ("the Act"). While we are still evaluating its effects, we anticipate that the Act will have an insignificant impact on our consolidated and combined financial statements.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of April 1, 2025	$(1,582)	$(132)	$54	$(1,660)
AOCI before reclasses – net of taxes of $(1), $3, and $—	287	(14)	5	277
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(71)	10	(61)
Less: AOCI attributable to noncontrolling interests	1	—	—	1
Balance as of June 30, 2025	$(1,296)	$(217)	$68	$(1,445)

Balance as of April 1, 2024	$(1,324)	$604	$34	$(686)
Transfer or allocation of benefit plans – net of taxes of $—, $(207), and $—	—	(207)	—	(207)
AOCI before reclasses – net of taxes of $45, $25, and $—	(6)	9	33	36
Reclasses from AOCI – net of taxes of $—, $(1), and $— (a)	(111)	(74)	9	(176)
Less: AOCI attributable to noncontrolling interests	(1)	—	—	(1)
Balance as of June 30, 2024	$(1,441)	$333	$77	$(1,031)

Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $(1), $11, and $—	440	(15)	17	442
Reclasses from AOCI – net of taxes of $—, $(3), and $—	—	(143)	19	(124)
Less: AOCI attributable to noncontrolling interests	3	1	—	4
Balance as of June 30, 2025	$(1,296)	$(217)	$68	$(1,445)

Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
Transfer or allocation of benefit plans – net of taxes of $—, $(207), and $—	—	(207)	—	(207)
AOCI before reclasses – net of taxes of $33, $10, and $— (b)	5	8	29	42
Reclasses from AOCI – net of taxes of $—, $(2), and $— (a)	(111)	(141)	22	(230)
Less: AOCI attributable to noncontrolling interests	—	1	—	1
Balance as of June 30, 2024	$(1,441)	$333	$77	$(1,031)
(a) The total reclassification of AOCI included $111 million of currency translation adjustment related to the sale of a portion of Steam Power nuclear activities to EDF. See Notes 14 and 17 for further information.
(b) Currency translation adjustment includes $39 million of AOCI allocated to GE Vernova in connection with the Spin-Off.
Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV”
on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On June
30, 2025, there were 272,223,940 shares of GE Vernova common stock outstanding. On December 10, 2024, we announced that the
Board of Directors had authorized up to $6 billion of common stock repurchases. In connection with this authorization, we repurchased 1.2 million and 5.2 million shares for $379 million and $1,583 million during the three and six months ended June 30, 2025, respectively, excluding commission fees and excise taxes.
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
dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted earnings per share using the treasury stock method.
2025 2Q FORM 10-Q 17

	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$492	$1,280	$756	$1,174
Net loss (income) attributable to noncontrolling interests	22	14	12	(10)
Net income (loss) attributable to GE Vernova	$514	$1,294	$768	$1,164

Denominator:
Basic weighted-average shares outstanding	272	274	274	274
Dilutive effect of common stock equivalents	3	5	4	2
Diluted weighted-average shares outstanding	276	278	278	276

Basic earnings (loss) per share	$1.89	$4.72	$2.80	$4.25
Diluted earnings (loss) per share	$1.86	$4.65	$2.77	$4.22
Antidilutive securities(a)	1	2	1	2
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 17. OTHER INCOME (EXPENSE) – NET

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Equity method investment income (loss) (Note 10)	$67	$1	$127	$45
Net interest and investment income (loss)(a)	17	21	33	27
Gains (losses) on purchases and sales of business interests(b)	1	855	22	851
Derivative instruments (Note 18)	7	(10)	9	(13)
Licensing income	3	2	7	13
Other – net	20	12	35	30
Total other income (expense) – net	$115	$881	$234	$954
(a)Includes financial interest related to our normal business operations primarily with customers.
(b)Included a pre-tax gain of $853 million related to the sale of a portion of Steam Power nuclear activities to EDF in the three and six months ended June 30, 2024.
NOTE 18. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $338 million and $318 million as of June 30, 2025 and December
31, 2024, respectively. The estimated fair value was $331 million and $315 million as of June 30, 2025 and December 31, 2024, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 11 months in duration but with maximum remaining maturities of up to 14 years as of June 30, 2025.
Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $68 million gain and a net $33 million gain as of June
30, 2025 and December 31, 2024, respectively, of which a net $26 million gain and a net $22 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $35 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $(10) million and $(9) million for the three months ended and $(19) million and $(22) million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the maximum length of time over which we are hedging forecasted transactions was approximately 10 years.
Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non
USD-functional subsidiaries and equity method investees. The total amount in AOCI related to net investment hedges was a net gain of
$30 million and $33 million as of June 30, 2025 and December 31, 2024, respectively.
2025 2Q FORM 10-Q 18
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

June 30, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$6,428	$71	$153	$49	$49
Foreign currency exchange contracts	32,778	406	171	407	165
Commodity and other contracts	381	22	14	7	4
Derivatives not accounted for as hedges	$33,159	$428	$185	$414	$169
Total gross derivatives	$39,587	$499	$338	$462	$219
Netting adjustment(a)		(322)	(149)	(320)	(149)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$176	$189	$142	$70
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

December 31, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,789	$61	$144	$58	$65
Foreign currency exchange contracts	34,244	479	159	483	144
Commodity and other contracts	436	12	20	12	2
Derivatives not accounted for as hedges	$34,681	$491	$179	$495	$146
Total gross derivatives	$40,469	$552	$323	$552	$211
Netting adjustment(a)		(383)	(166)	(381)	(166)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$168	$158	$171	$46
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Cash flow hedges	$4	$23	$14	$36
Net investment hedges	(2)	1	(3)	4
The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

Three months ended June 30, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$9,111	$7,266	$1,185	$115
Effects of cash flow hedges	$(10)	$—	$—	$—
Foreign currency exchange contracts	2	(46)	(31)	7
Commodity and other contracts	—	2	(9)	—
Effect of derivatives not designated as hedges	$2	$(44)	$(40)	$7
Three months ended June 30, 2024
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,204	$6,502	$938	$881
Effects of cash flow hedges	$(4)	$6	$—	$—
Foreign currency exchange contracts	(6)	(12)	(39)	(10)
Commodity and other contracts	—	(5)	(4)	—
Effect of derivatives not designated as hedges	$(6)	$(18)	$(43)	$(10)
2025 2Q FORM 10-Q 19

Six months ended June 30, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$17,143	$13,828	$2,373	$234
Effects of cash flow hedges	$(19)	$—	$—	$—
Foreign currency exchange contracts	3	(49)	(69)	9
Commodity and other contracts	—	(6)	(4)	—
Effect of derivatives not designated as hedges	$3	$(55)	$(73)	$9

Six months ended June 30, 2024
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$15,463	$12,611	$2,140	$954
Effects of cash flow hedges	$(7)	$14	$—	$—
Foreign currency exchange contracts	(6)	17	(44)	(13)
Commodity and other contracts	—	(5)	(15)	—
Effect of derivatives not designated as hedges	$(6)	$12	$(59)	$(13)
The amount excluded for cash flow hedges was a gain (loss) of $12 million and $10 million for the three months ended and $20 million and
$11 million for the six months ended June 30, 2025 and 2024, respectively. This amount is recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our Consolidated and Combined Statement of Income (Loss).
NOTE 19. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated and Combined Statement of Financial Position, we have assets of $76 million and $111 million and liabilities of $110 million and $134 million as of June 30, 2025 and December 31, 2024, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $109 million and $90 million as of June 30, 2025 and December 31, 2024, respectively. Of these investments, $51 million and $37 million as of June 30, 2025 and December 31, 2024, respectively, were owned by our Financial
Services business. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 20.
NOTE 20. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $8 million and unfunded lending commitments of $65 million at June 30, 2025.
The commitments primarily consist of obligations to make investments or provide funding by our Gas Power and Financial Services businesses. See Note 19 for further information.
Guarantees. As of June 30, 2025, we were committed under the following guarantee arrangements:
Credit support. We have provided $602 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $6 million.
Indemnification agreements. We have $948 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $582 million. The liability is primarily associated with cash and deposits, of which $325 million relates to cash transferred to the Company from GE as part of the
Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $149 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the Tax Matters Agreement.
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,440 million and $1,370 million as of June 30, 2025 and December 31, 2024, respectively.
Credit Facilities. We have $6,000 million of credit facilities consisting of (i) a five-year unsecured revolving credit facility in an aggregate committed amount of $3,000 million and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of
$3,000 million. For further information, see Note 22 in the Notes to our consolidated and combined financial statements in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2024. Fees related to the unused portion of the facilities were insignificant in the three and six months ended June 30, 2025, respectively.
2025 2Q FORM 10-Q 20
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
Alstom Legacy Legal Matters. In November 2015, we acquired the power and grid businesses of Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. The estimated liability balance was $221 million and $236 million at June 30, 2025 and December 31, 2024, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the estimated liability established. The estimation of this liability may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this estimated liability. Factors that can affect the ultimate amount of losses associated with these and related matters include formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $138 million for both June 30, 2025 and December 31, 2024.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $520 million and $622 million as of June 30, 2025 and December 31, 2024, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts, $440 million and $546 million were related to nuclear decommissioning obligations. The decrease in the liability balance was primarily due to a settlement of a nuclear decommissioning obligation during the first quarter of 2025.
2025 2Q FORM 10-Q 21
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
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 22 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Workforce reductions	$29	$35	$70	$111
Plant closures and associated costs and other asset write-downs	9	24	31	91
Acquisition/disposition net charges and other	5	3	10	8
Total restructuring and other charges	$43	$62	$111	$210

Cost of equipment and services	$24	$15	$78	$120
Selling, general, and administrative expenses	19	47	33	90
Total restructuring and other charges	$43	$62	$111	$210

Power	$12	$48	$23	$97
Wind	1	13	52	102
Electrification	25	7	27	17
Other	5	(6)	9	(6)
Total restructuring and other charges(a)	$43	$62	$111	$210
(a) Includes $14 million and $23 million for the three months ended and $42 million and $93 million for the six months ended June 30, 2025 and 2024, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions, and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.

RESTRUCTURING LIABILITIES	2025	2024
Balance as of January 1	$308	$276
Additions	69	117
Payments	(79)	(135)
Foreign exchange and other	(21)	88
Balance as of June 30	$277	$346
Total restructuring and other charges incurred for the six months ended June 30, 2025 and 2024 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the Wind business.
On July 21, 2025, we approved a restructuring plan (the “Plan”) accelerating previously announced enterprise transformation activities to reduce general and administrative costs. We anticipate that the Plan will be substantially complete by mid-2026, subject to local law requirements, including mandatory information and consultation with employee representatives in applicable locations. We expect to incur approximately $250 million to $275 million in costs in connection with the Plan, primarily consisting of termination benefits associated with a reduction in the workforce, with approximately $200 million to $225 million of the costs resulting in future cash expenditures. We estimate the savings on the Plan to be approximately $250 million, with savings beginning in 2026.
The estimates of the costs that we expect to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.
In addition, we may incur other costs or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.
Separation Costs. In connection with the Spin-Off, the Company recognized separation costs (benefits) of $34 million and $(91) million for the three months ended and $80 million and $(91) million for the six months ended June 30, 2025 and 2024, respectively, in our
Consolidated and Combined Statement of Income (Loss). Separation costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative costs. In addition, in connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a
$136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment for three and six months ended June 30, 2024. See Note 10 for further information.
2025 2Q FORM 10-Q 22
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
from acquisitions or dispositions, and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

	Three months ended June 30		Six months ended June 30
TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2025	2024	2025	2024
Gas Power	$3,884	$3,459	$7,463	$6,500
Nuclear Power	189	222	389	450
Hydro Power	201	182	358	363
Steam Power	484	592	971	1,176
Power	$4,758	$4,455	$9,180	$8,490

Onshore Wind	$1,962	$1,560	$3,545	$2,619
Offshore Wind	225	353	430	794
LM Wind Power	58	149	120	288
Wind	$2,245	$2,062	$4,095	$3,701

Grid Solutions	$1,570	$1,142	$2,844	$2,251
Power Conversion & Storage	411	426	792	762
Electrification Software	220	223	444	428
Electrification	$2,201	$1,790	$4,080	$3,441
Total segment revenues	$9,204	$8,307	$17,355	$15,632

SEGMENT EBITDA
Three months ended June 30, 2025	Power	Wind	Electrification	Total
Equipment revenues	$1,459	$1,786	$1,649	$4,894
Services revenues	3,254	447	503	4,205
Intersegment revenues	45	11	49	105
Segment revenues	4,758	2,245	2,201	9,204
Other revenues and elimination of intersegment revenues				(92)
Total revenues				9,111
Less:(a)
Cost of revenues(b)	3,449	2,226	1,518
Selling, general, and administrative expenses(b)	448	141	320
Research and development expenses(b)	128	40	105
Other segment items(c)	(46)	3	(64)
Segment EBITDA	$778	$(165)	$322	$934

Six months ended June 30, 2025	Power	Wind	Electrification	Total
Equipment revenues	$2,881	$3,192	$3,018	$9,091
Services revenues	6,178	885	969	8,033
Intersegment revenues	121	18	93	231
Segment revenues	9,180	4,095	4,080	17,355
Other revenues and elimination of intersegment revenues				(212)
Total revenues				17,143
Less:(a)
Cost of revenues(b)	6,819	4,066	2,801
Selling, general, and administrative expenses(b)	902	276	664
Research and development expenses(b)	232	73	193
Other segment items(c)	(59)	(8)	(113)
Segment EBITDA	$1,286	$(312)	$535	$1,510
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.
2025 2Q FORM 10-Q 23

Three months ended June 30, 2024	Power	Wind	Electrification	Total
Equipment revenues	$1,284	$1,660	$1,246	$4,190
Services revenues	3,129	393	475	3,997
Intersegment revenues	42	9	69	119
Segment revenues	4,455	2,062	1,790	8,307
Other revenues and elimination of intersegment revenues				(103)
Total revenues				8,204
Less:(a)
Cost of revenues(b)	3,315	1,975	1,262
Selling, general, and administrative expenses(b)	491	145	315
Research and development expenses(b)	86	59	88
Other segment items(c)	(50)	—	(5)
Segment EBITDA	$613	$(117)	$129	$626

Six months ended June 30, 2024	Power	Wind	Electrification	Total
Equipment revenues	$2,468	$2,887	$2,450	$7,805
Services revenues	5,952	799	878	7,629
Intersegment revenues	70	15	113	197
Segment revenues	8,490	3,701	3,441	15,632
Other revenues and elimination of intersegment revenues				(169)
Total revenues				15,463
Less:(a)
Cost of revenues(b)	6,451	3,584	2,458
Selling, general, and administrative expenses(b)	1,007	292	645
Research and development expenses(b)	166	121	175
Other segment items(c)	(93)	(7)	(32)
Segment EBITDA	$958	$(289)	$195	$864
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)
	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Segment EBITDA	$934	$626	$1,510	$864
Corporate and other(a)	(164)	(101)	(283)	(150)
Restructuring and other charges	(42)	(62)	(108)	(210)
Gains (losses) on purchases and sales of business interests	—	847	19	842
Separation (costs) benefits(b)	(34)	91	(80)	91
Arbitration refund(c)	—	254	—	254
Non-operating benefit income	110	134	225	269
Depreciation and amortization(d)	(202)	(237)	(406)	(445)
Interest and other financial charges – net(e)	41	61	97	58
Benefit (provision) for income taxes	(151)	(333)	(218)	(397)
Net income (loss)	$492	$1,280	$756	$1,174
(a) Includes interest expense (income) of zero and $1 million and benefit (provision) for income taxes of $(2) million and $11 million for the three months ended June 30, 2025 and 2024, respectively, as well as interest expense (income) of $(1) million and $11 million and benefit (provision) for income taxes of $(4) million and $64 million for the six months ended June 30, 2025 and 2024, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, 2024 includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments.
(c) Represents a cash refund received related to an arbitration proceeding with a multiemployer pension plan and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges - net.
(d) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(e) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
2025 2Q FORM 10-Q 24

ASSETS BY SEGMENT	June 30, 2025	December 31, 2024
Power	$24,389	$24,161
Wind	10,492	9,970
Electrification	7,992	7,402
Other(a)	10,205	9,952
Total assets	$53,078	$51,485
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

PROPERTY, PLANT, AND EQUIPMENT ADDITIONS	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Power	$69	$50	$153	$99
Wind	45	52	95	165
Electrification	33	24	69	37
Other	20	30	35	71
Total	$167	$156	$353	$372

DEPRECIATION AND AMORTIZATION	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Power	$115	$124	$231	$239
Wind	51	66	105	132
Electrification	23	23	43	44
Other	16	41	31	89
Total	$205	$254	$410	$505
2025 2Q FORM 10-Q 25
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three and six months ended June 30, 2025 and 2024. The below discussion should be read alongside Item 7.
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
Tariffs. Throughout 2025, the United States and other countries imposed global tariffs. These tariffs and any future tariffs will result in additional costs to us. The current total estimated cost impact from the global tariffs as outlined is approximately $300 million to $400 million for the full year 2025, after taking into consideration contractual protections and mitigating actions. The actual impact of the tariffs may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
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
Our worldwide operations are affected by regional and global factors impacting energy demand, including industry trends like decarbonization, an increasing demand for renewable energy alternatives, governmental regulations and policies, and changes in broader economic and geopolitical conditions. These trends, along with the growing focus on the digitization and sustainability of the electricity infrastructure, can impact performance across each of our business segments. We believe that our industry-defining technologies and commitment to innovation position us well to capitalize on, as well as mitigate adverse impacts from, these long-term trends:
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
RESULTS OF OPERATIONS
Summary of Results. RPO was $128.7 billion and $115.5 billion as of June 30, 2025 and 2024, respectively. For the three months ended
June 30, 2025, total revenues were $9.1 billion, an increase of $0.9 billion for the quarter. Net income (loss) was $0.5 billion, a decrease of
$0.8 billion in net income for the quarter, and net income (loss) margin was 5.4%. Diluted earnings (loss) per share was $1.86 for the three months ended June 30, 2025, a decrease in diluted earnings per share of $(2.78) for the quarter. Cash flows from (used for) operating activities were $1.5 billion and $0.5 billion for the six months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, Adjusted EBITDA* was $0.8 billion, an increase of $0.2 billion. Free cash flow* was $1.2 billion and $0.2 billion for the six months ended June 30, 2025 and 2024, respectively.
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 26
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 in the Notes to the consolidated and combined financial statements for further information.

RPO	June 30, 2025	December 31, 2024	June 30, 2024
Equipment	$49,712	$43,047	$41,561
Services	78,938	75,976	73,915
Total RPO	$128,650	$119,023	$115,476
As of June 30, 2025, RPO increased $9.6 billion (8%) from December 31, 2024, primarily at Power, due to increases at Gas Power due to
Heavy-Duty Gas Turbine and Aeroderivative equipment and contractual services, and increases at Hydro Power equipment and Steam
Power services; at Electrification, primarily due to demand for switchgear, alternating current substation solutions, and transformers at Grid
Solutions; partially offset at Wind, due to a decrease in orders at Onshore Wind and at Offshore Wind as we continue to execute on our contracts. RPO increased $13.2 billion (11%) from June 30, 2024, primarily at Power, due to increases in Gas Power equipment and services, and increases in Hydro Power equipment and Steam Power services; at Electrification, due to demand for high-voltage direct current solutions, switchgear, and alternating current substation solutions at Grid Solutions; partially offset at Wind, due to decreases at
Offshore Wind as we continue to execute on our contracts and the finalization of the settlement of a previously canceled project in the third quarter of 2024, and decreases at Onshore Wind.

	Three months ended June 30		Six months ended June 30
REVENUES	2025	2024	2025	2024
Equipment revenues	$4,894	$4,194	$9,091	$7,811
Services revenues	4,217	4,010	8,052	7,652
Total revenues	$9,111	$8,204	$17,143	$15,463
For the three months ended June 30, 2025, total revenues increased $0.9 billion (11%). Equipment revenues increased at Electrification, primarily at Grid Solutions due to growth in high-voltage direct current solutions, switchgear, and transformer equipment volume; at Power, due to increases in Gas Power from Heavy-Duty Gas Turbine deliveries partially offset by lower Aeroderivative unit shipments; and at Wind, primarily at Onshore Wind due to delivery of more units partially offset at Offshore Wind due to a slower pace of production. Services revenues increased at Power, driven by higher Gas Power parts volume, and at Wind and Electrification.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $1.0 billion (12%), organic equipment revenues* increased $0.7 billion (18%), and organic services revenues* increased $0.2 billion (6%). Organic revenues* increased at Power, Electrification, and Wind.
For the six months ended June 30, 2025, total revenues increased $1.7 billion (11%). Equipment revenues increased at Electrification, primarily at Grid Solutions due to growth in high-voltage direct current solutions, switchgear, and transformer equipment volume; at Power, due to increases in Gas Power from Heavy-Duty Gas Turbine deliveries; and at Wind, primarily at Onshore Wind due to delivery of more units partially offset at Offshore Wind due to a slower pace of production. Services revenues increased at Power, driven by Gas Power and
Steam Power higher volume in contractual and non-contractual services; at Electrification, primarily due to growth at Grid Solutions; and at
Wind.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $2.1 billion (14%), organic equipment revenues* increased $1.5 billion (20%) and organic services revenues* increased $0.5 billion (7%). Organic revenues* increased at Power, Electrification, and Wind.

	Three months ended June 30		Six months ended June 30
EARNINGS (LOSS)	2025	2024	2025	2024
Operating income (loss)	$378	$527	$421	$238
Net income (loss)	492	1,280	756	1,174
Net income (loss) attributable to GE Vernova	514	1,294	768	1,164
Adjusted EBITDA*	770	524	1,227	714
Diluted earnings (loss) per share(a)	$1.86	$4.65	$2.77	$4.22
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
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 27
For the three months ended June 30, 2025, operating income (loss) was $0.4 billion, a $0.1 billion decrease, primarily due to: the nonrecurrence of $0.3 billion received related to an arbitration refund in the second quarter of 2024; the nonrecurrence of a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off; higher corporate costs required to operate as a stand-alone public company; and a slight decrease in segment results at Wind of less than $0.1 billion, primarily at Onshore Wind services due to increased costs to improve fleet performance and Offshore Wind due to the impact of tariffs, partially offset at Onshore Wind equipment due to an increase in units delivered and market selectivity; partially offset by an increase in segment results at Electrification of $0.2 billion, primarily due to volume, productivity, and favorable price at Grid Solutions; and at Power of $0.2 billion, primarily at Gas Power and Steam Power due to favorable price, higher volume, and increased productivity partially offset by additional expenses to support investments at Gas Power and Nuclear Power and the impact of inflation.
Net income (loss) and Net income (loss) margin were $0.5 billion and 5.4%, respectively, for the three months ended June 30, 2025, a decrease of $0.8 billion and 10.2%, respectively, for the quarter, primarily due to a decrease in other income (expense) - net of $0.8 billion driven by the nonrecurrence of a $0.9 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to Electricité de
France S.A. (EDF) in the second quarter of 2024 and a decrease in operating income (loss) of $0.1 billion, partially offset by a decrease in provision for income taxes of $0.2 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $0.8 billion and 8.5%, respectively, for the three months ended June 30, 2025, an increase of $0.2 billion and 2.1%, respectively, primarily driven by increases in segment results at Electrification and Power, partially offset at Wind.
For the six months ended June 30, 2025, operating income (loss) was $0.4 billion, a $0.2 billion increase, primarily due to: an increase in segment results at Electrification of $0.3 billion, primarily due to volume, productivity, and favorable price at Grid Solutions; and at Power of
$0.3 billion, primarily at Gas Power and Steam Power due to favorable price, higher volume, and increased productivity partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear Power; partially offset by the nonrecurrence of $0.3 billion received related to an arbitration refund in the second quarter of 2024; the nonrecurrence of a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off; higher corporate costs required to operate as a stand-alone public company; and a slight decrease at Wind of less than $0.1 billion, primarily at Onshore Wind services from increased costs to improve fleet performance and Offshore Wind due to a termination of a supply agreement in the first quarter of 2025 and the impact of tariffs, partially offset at Onshore Wind equipment due to an increase in units delivered and market selectivity.
Net income (loss) and Net income (loss) margin were $0.8 billion and 4.4%, respectively, for the six months ended June 30, 2025, a decrease of $0.4 billion and 3.2%, respectively, primarily due to a decrease in other income (expense) - net of $0.7 billion driven by the nonrecurrence of a $0.9 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF in the second quarter of
2024, partially offset by an increase in operating income (loss) of $0.2 billion and a decrease in provision for income taxes of $0.1 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $1.2 billion and 7.2%, respectively, for the six months ended June 30, 2025, an increase of $0.5 billion and 2.5%, respectively, primarily driven by increases in segment results at Electrification and Power, partially offset at Wind.
SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment EBITDA is determined based on performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to
assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude certain non-cash charges, such as depreciation and amortization, impairments and other matters, major restructuring programs, and certain gains and losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

	Three months ended June 30		Six months ended June 30
SUMMARY OF REPORTABLE SEGMENTS	2025	2024	2025	2024
Power	$4,758	$4,455	$9,180	$8,490
Wind	2,245	2,062	4,095	3,701
Electrification	2,201	1,790	4,080	3,441
Eliminations and other	(92)	(103)	(212)	(169)
Total revenues	$9,111	$8,204	$17,143	$15,463

Segment EBITDA
Power	$778	$613	$1,286	$958
Wind	(165)	(117)	(312)	(289)
Electrification	322	129	535	195
Corporate and other(a)	(164)	(101)	(283)	(150)
Adjusted EBITDA*(b)	$770	$524	$1,227	$714
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
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 28
POWER

	Three months ended June 30		Six months ended June 30
Orders in units	2025	2024	2025	2024
Gas Turbines	47	15	85	49
Heavy-Duty Gas Turbines	20	14	49	30
HA-Turbines	7	4	15	12
Aeroderivatives	27	1	36	19
Gas Turbine Gigawatts	5.1	4.1	12.2	9.0

	Three months ended June 30		Six months ended June 30
Sales in units	2025	2024	2025	2024
Gas Turbines	21	15	40	32
Heavy-Duty Gas Turbines	18	8	30	18
HA-Turbines	8	1	13	2
Aeroderivatives	3	7	10	14
Gas Turbine Gigawatts	5.2	1.5	8.2	3.7

RPO	June 30, 2025	December 31, 2024	June 30, 2024
Equipment	$16,133	$12,461	$10,978
Services	62,932	60,890	58,479
Total RPO	$79,065	$73,351	$69,457
RPO as of June 30, 2025 increased $5.7 billion (8%) from December 31, 2024, primarily at Gas Power due to Heavy-Duty Gas Turbine and
Aeroderivative equipment and contractual services, and increases at Hydro Power equipment and Steam Power services. RPO increased
$9.6 billion (14%) from June 30, 2024, primarily at Gas Power due to increases in equipment and services, and increases at Hydro Power equipment and Steam Power services.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2025	2024	2025	2024
Gas Power	$3,884	$3,459	$7,463	$6,500
Nuclear Power	189	222	389	450
Hydro Power	201	182	358	363
Steam Power	484	592	971	1,176
Total segment revenues	$4,758	$4,455	$9,180	$8,490

Equipment	$1,504	$1,285	$2,996	$2,486
Services	3,253	3,170	6,185	6,003
Total segment revenues	$4,758	$4,455	$9,180	$8,490

Segment EBITDA	$778	$613	$1,286	$958
Segment EBITDA margin	16.4%	13.8%	14.0%	11.3%
For the three months ended June 30, 2025, segment revenues were up $0.3 billion (7%) and segment EBITDA was up $0.2 billion
(27%).
Segment revenues increased $0.4 billion (9%) organically*, primarily at Gas Power equipment due to increases in Heavy-Duty Gas Turbine equipment deliveries partially offset by lower Aeroderivative unit shipments, as well as increases at Gas Power services due to higher parts volume.
Segment EBITDA increased $0.1 billion (12%) organically*, primarily at Gas Power and Steam Power due to favorable price, higher volume, and increased productivity partially offset by additional expenses to support investments at Gas Power and Nuclear Power and the impact of inflation.
For the six months ended June 30, 2025, segment revenues were up $0.7 billion (8%) and segment EBITDA was up $0.3 billion
(34%).
Segment revenues increased $1.0 billion (12%) organically*, primarily at Gas Power equipment due to increases in Heavy-Duty Gas
Turbine equipment deliveries, and increases in Gas Power services and Steam Power services due to higher volume in contractual and non-contractual services.
Segment EBITDA increased $0.2 billion (16%) organically*, primarily at Gas Power and Steam Power due to favorable price, higher volume, and increased productivity partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear Power.
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 29
WIND

	Three months ended June 30		Six months ended June 30
Onshore and Offshore Wind orders in units	2025	2024	2025	2024
Wind Turbines	381	431	404	621
Repower Units	205	205	205	246
Wind Turbine and Repower Units Gigawatts	1.6	1.8	1.8	2.5

	Three months ended June 30		Six months ended June 30
Onshore and Offshore Wind sales in units	2025	2024	2025	2024
Wind Turbines	351	341	627	593
Repower Units	156	64	286	64
Wind Turbine and Repower Units Gigawatts	1.7	1.6	3.0	2.7

RPO	June 30, 2025	December 31, 2024	June 30, 2024
Equipment	$9,731	$10,720	$13,147
Services	12,777	11,962	12,626
Total RPO	$22,508	$22,682	$25,773
RPO as of June 30, 2025 decreased $0.2 billion (1%) from December 31, 2024, primarily due to a decrease in orders at Onshore Wind as
U.S. customers dealt with permitting delays and policy uncertainty and decreases at Offshore Wind as we continue to execute on our contracts. RPO decreased $3.3 billion (13%) from June 30, 2024, primarily due to decreases at Offshore Wind as we continue to execute on our contracts and the finalization of the settlement of a previously canceled project in the third quarter of 2024, and decreases at
Onshore Wind.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2025	2024	2025	2024
Onshore Wind	$1,962	$1,560	$3,545	$2,619
Offshore Wind	225	353	430	794
LM Wind Power	58	149	120	288
Total segment revenues	$2,245	$2,062	$4,095	$3,701

Equipment	$1,797	$1,668	$3,209	$2,900
Services	448	394	886	801
Total segment revenues	$2,245	$2,062	$4,095	$3,701

Segment EBITDA	$(165)	$(117)	$(312)	$(289)
Segment EBITDA margin	(7.3)%	(5.7)%	(7.6)%	(7.8)%
For the three months ended June 30, 2025, segment revenues were up $0.2 billion (9%) and segment EBITDA decreased slightly
(41%).
Segment revenues increased $0.2 billion (9%) organically*, primarily at Onshore Wind due to delivery of more units, partially offset by decreases at Offshore Wind due to a slower pace of production.
Segment EBITDA decreased slightly (56%) organically*, primarily at Onshore Wind services due to increased costs to improve fleet performance and Offshore Wind due to the impact of tariffs, partially offset at Onshore Wind equipment due to an increase in units delivered and market selectivity.
For the six months ended June 30, 2025, segment revenues were up $0.4 billion (11%) and segment EBITDA decreased slightly
(8%).
Segment revenues increased $0.4 billion (12%) organically*, primarily at Onshore Wind due to delivery of more units partially offset by decreases at Offshore Wind due to a slower pace of production.
Segment EBITDA decreased slightly (17%) organically*, primarily at Onshore Wind services from increased costs to improve fleet performance and Offshore Wind due to a termination of a supply agreement in the first quarter of 2025 and the impact of tariffs, partially offset at Onshore Wind equipment due to an increase in units delivered and market selectivity.
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 30
ELECTRIFICATION

RPO	June 30, 2025	December 31, 2024	June 30, 2024
Equipment	$23,950	$20,005	$17,540
Services	3,580	3,448	3,139
Total RPO	$27,530	$23,453	$20,679
RPO as of June 30, 2025 increased $4.1 billion (17%) from December 31, 2024, primarily due to demand for switchgear, alternating current substation solutions, and transformers at Grid Solutions. RPO increased $6.9 billion (33%) from June 30, 2024, primarily due to demand for high-voltage direct current solutions, switchgear, and alternating current substation solutions at Grid Solutions.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2025	2024	2025	2024
Grid Solutions	$1,570	$1,142	$2,844	$2,251
Power Conversion & Storage	411	426	792	762
Electrification Software	220	223	444	428
Total segment revenues	$2,201	$1,790	$4,080	$3,441

Equipment	$1,673	$1,286	$3,065	$2,516
Services	528	504	1,015	925
Total segment revenues	$2,201	$1,790	$4,080	$3,441

Segment EBITDA	$322	$129	$535	$195
Segment EBITDA margin	14.6%	7.2%	13.1%	5.7%
For the three months ended June 30, 2025, segment revenues were up $0.4 billion (23%) and segment EBITDA was up $0.2 billion.
Segment revenues increased $0.4 billion (20%) organically*, primarily at Grid Solutions due to growth in high-voltage direct current solutions, switchgear, and transformer equipment volume.
Segment EBITDA increased $0.2 billion organically*, primarily due to volume, productivity, and favorable price at Grid Solutions.
For the six months ended June 30, 2025, segment revenues were up $0.6 billion (19%) and segment EBITDA was up $0.3 billion.
Segment revenues increased $0.7 billion (19%) organically*, primarily at Grid Solutions due to growth in high-voltage direct current solutions, switchgear, and transformer equipment volume.
Segment EBITDA increased $0.3 billion organically*, primarily due to volume, productivity, and favorable price at Grid Solutions.
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $1.8 billion and $1.7 billion for the three months ended and $3.3 billion and $2.9 billion for the six months ended June 30, 2025 and 2024, respectively. Gross margin was 20.3% and 20.7% for the three months ended and
19.3% and 18.4% for the six months ended June 30, 2025 and 2024, respectively. The increase in gross profit for the quarter was due to an increase at Power primarily at Gas Power and Steam Power from favorable price, higher volume, and increased productivity partially offset by the impact of inflation; and increase at Electrification due to higher volume, productivity, and favorable price primarily at Grid Solutions;
partially offset by a decrease at Wind in Onshore Wind services due to increased costs to improve fleet performance and Offshore Wind due to the impact of tariffs, partially offset at Onshore Wind equipment due to an increase in units delivered and market selectivity. The increase in gross profit for the year was due to increases at Power and Electrification partially offset by a decrease at Wind due to the reasons described above, in addition to a termination of a supply agreement in Offshore Wind.
Selling, General, and Administrative. Selling, general, and administrative costs were $1.2 billion and $0.9 billion for the three months ended and $2.4 billion and $2.1 billion for the six months ended and comprised 13.0% and 11.4% of revenues for the three months ended and 13.8% and 13.8% of revenues for the six months ended June 30, 2025 and 2024, respectively. The increase in costs for the quarter and the year was attributable to the nonrecurrence of $0.3 billion received related to an arbitration refund in 2024, higher stock-based compensation, labor inflation and higher corporate costs, partially offset by cost reduction initiatives, and the nonrecurrence of the sale of a portion of Steam Power nuclear activities to EDF.
Restructuring Charges and Separation Costs. We continuously evaluate our cost structure and are implementing several restructuring and process transformation actions considered necessary to simplify our organizational structure. In connection with the Spin-Off, we incurred and will continue to incur certain one-time separation costs. In addition, in connection with the Spin-Off we recognized a benefit related to deferred intercompany profit upon GE retaining the renewable energy U.S. tax equity investments in the second quarter of 2024.
See Note 21 in the Notes to the consolidated and combined financial statements for further information.
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was less than $0.1 billion and
$0.1 billion in income for the three months ended and $0.1 billion and less than $0.1 billion in income for the six months ended June 30,
2025 and 2024, respectively. The decrease in income for the quarter was driven by the nonrecurrence of interest income received from an arbitration refund in 2024. The increase in income for the year was primarily driven by a higher average balance of invested funds during the year. The primary components of net interest and other financial income (charges) are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 31
Income Taxes. Our effective tax rate was 23.7% and 22.6% for the three and six months ended June 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by an income tax benefit from stock-based compensation.
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
We regularly assess the realizability of our deferred tax assets based on all available evidence both positive and negative. Based on our assessment of the realizability of our deferred tax assets as of June 30, 2025, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued improvement in our U.S.
operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S. valuation allowance in the second half of 2025. A release of the valuation allowance would result in the recognition of certain U.S. deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs. See Note 14 in the Notes to the consolidated and combined financial statements for further information.
CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our
Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. As of June 30, 2025, our Cash, cash equivalents, and restricted cash was $7.9 billion, $0.4 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On June 23, 2025, the Board of Directors declared a $0.25 per share quarterly dividend on our outstanding common stock, payable on
August 18, 2025, to stockholders of record as of July 21, 2025. On December 10, 2024, the Board of Directors authorized up to $6 billion of common stock repurchases. In connection with this authorization, we repurchased 1.2 million shares and 5.2 million shares for $0.4 billion and $1.6 billion during the three and six months ended June 30, 2025, respectively. Although we intend to fund priorities that profitably grow the company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program. The declaration of any future dividends is at the discretion of our Board of Directors and will be based on our earnings, financial condition, cash requirements, prospects, and other factors. The amount and timing of any future share repurchases under our share repurchase program will be based on the trading price and volume of our shares of common stock and other market factors as well as our earnings, financial condition, cash requirements, prospects, alternative uses for our cash, and other factors.
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
will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

	Six months ended June 30
FREE CASH FLOW (NON-GAAP)	2025	2024
Cash from (used for) operating activities (GAAP)	$1,528	$535
Add: Gross additions to property, plant, and equipment and internal-use software	(359)	(374)
Free cash flow (Non-GAAP)	$1,169	$161
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 32
Cash from operating activities was $1.5 billion and $0.5 billion for the six months ended June 30, 2025 and 2024, respectively.
Cash from operating activities increased by $1.0 billion in 2025 compared to 2024, primarily driven by: an increase in accounts payable and equipment project payables of $0.5 billion, primarily due to higher purchases of materials, partially offset by higher disbursements, inclusive of a higher impact related to prepayments compared to the prior year, and the nonrecurrence of settlements of payables with GE prior to the Spin-Off in the first quarter of 2024; an increase in inventories of $0.4 billion, primarily due to higher liquidations partially offset by higher purchases of materials in Power; an increase in current receivables of $0.4 billion, primarily due to higher collections, partially offset by higher billings; higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, and (gains) losses on purchases and sales of business interests) of $0.3 billion, including the nonrecurrence of a $0.3 billion cash refund received in connection with an arbitration proceeding in the second quarter of 2024; and an increase in contract liabilities and current deferred income of $0.3 billion, primarily due to higher down payments on orders and slot reservation agreements at Power, partially offset by lower collections on projects at Onshore Wind; partially offset by a decrease in All other operating activities of $(0.3) billion, primarily due to an increase in long-
term receivables related to advanced manufacturing credits.
Cash from operating activities of $1.5 billion for the six months ended June 30, 2025 included a $1.6 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $1.9 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by revenue recognition at Wind; and current receivables of $1.0 billion, driven by collections outpacing billings in Power, including a decrease in past dues, and collections outpacing billings and a decrease in supplier advances at Wind; partially offset by inventories of $(0.9) billion, primarily due to volume across all businesses to support fulfillment and deliveries expected in 2025 and
2026, and current contract assets of $(0.6) billion, driven by revenue recognition exceeding billings, primarily in Wind and Power.
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
current receivables of $0.7 billion, driven by collections outpacing billings, primarily at Wind and Power, and the benefits arising from the
IRA related to advanced manufacturing credits of $0.2 billion; accounts payable and equipment project payables of $(0.3) billion due to higher volume than disbursements in Power, partially offset by Wind and Electrification; inventories of $(1.3) billion, primarily in Gas Power at Power and Onshore Wind at Wind, to support fulfillment and deliveries expected in the second half of 2024; and current contract assets of $(0.4) billion, driven by revenue recognition exceeding billings, primarily in our Offshore Wind business at Wind, and on our long-term service agreements in Power.
Cash from (used for) investing activities was $(0.2) billion and $0.3 billion for the six months ended June 30, 2025 and 2024, respectively.
Cash used for investing activities increased by $0.5 billion in 2025 compared to 2024 primarily driven by: the nonrecurrence of the Steam
Power business sale of part of its nuclear activities to EDF in our Power segment of $0.6 billion; partially offset by lower purchases of and contributions to equity method investments of $0.1 billion, primarily in our Financial Services business; and higher sales of and distributions from equity method investments of $0.1 billion, driven by the sale of an approximately 2% equity interest in China XD Electric Co., Ltd. in the first quarter of 2025. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.4 billion for both the six months ended June 30, 2025 and 2024.
Cash from (used for) financing activities was $(1.9) billion and $2.9 billion for the six months ended June 30, 2025 and 2024, respectively. Cash used for financing activities increased by $4.8 billion in 2025 compared to 2024 primarily driven by: the nonrecurrence of transfers from parent of $3.0 billion; and cash settlements for share repurchases of $1.6 billion in 2025.
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
Debt. Total debt, excluding finance leases, was $0.1 billion for both June 30, 2025 and December 31, 2024. We have a $3.0 billion
Revolving Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance
Facility has not been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024, and see Note 20 in the Notes to the consolidated and combined financial statements.
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
March 12, 2025, Fitch affirmed GE Vernova Inc.'s long-term credit rating and revised its outlook to Positive from Stable. On May 23, 2025,
S&P affirmed GE Vernova Inc.'s long-term credit rating and revised its outlook to Positive from Stable. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Positive	Positive
Long-term	BBB-	BBB
2025 2Q FORM 10-Q 33
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
If we are unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. As of June 30,
2025, we estimated an insignificant liquidity impact of a ratings downgrade below investment grade.
Parent Company Credit Support. Prior to the Spin-Off, to support GE Vernova businesses in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of its subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-
customer related activities of GE Vernova (collectively, the GE credit support). In connection with the Spin-Off, we are working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE Vernova. For GE credit support that remained outstanding at the Spin-Off, GE Vernova is obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations and liabilities under, all such credit support. GE
Vernova pays quarterly fees to GE which are determined by amounts associated with GE credit support. GE Vernova is subject to other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. In addition, while GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make and possible related costs.
As of June 30, 2025, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $12 billion, an over 65% reduction since the Spin-Off. We expect approximately $8 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
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
2025 2Q FORM 10-Q 34
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
For the three months ended June 30	2025	2024	V%	2025	2024	V%	2025	2024	V pts
Power (GAAP)	$4,758	$4,455	7%	$778	$613	27%	16.4%	13.8%	2.6pts
Less: Acquisitions	—	—		1	—
Less: Business dispositions	—	127		—	(21)
Less: Foreign currency effect	27	3		38	(25)
Power organic (Non-GAAP)	$4,731	$4,325	9%	$739	$659	12%	15.6%	15.2%	0.4pts

Wind (GAAP)	$2,245	$2,062	9%	$(165)	$(117)	(41)%	(7.3)%	(5.7)%	(1.6)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(7)	(2)		(15)	(21)
Wind organic (Non-GAAP)	$2,252	$2,064	9%	$(150)	$(96)	(56)%	(6.7)%	(4.7)%	(2.0)pts

Electrification (GAAP)	$2,201	$1,790	23%	$322	$129	F	14.6%	7.2%	7.4pts
Less: Acquisitions	1	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	47	2		13	3
Electrification organic (Non-GAAP)	$2,153	$1,788	20%	$309	$126	F	14.4%	7.0%	7.4pts
(a) Includes intersegment sales of $105 million and $119 million for the three months ended June 30, 2025 and 2024, respectively. See
Note 22 in the Notes to the consolidated and combined financial statements for further information.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
For the six months ended June 30	2025	2024	V%	2025	2024	V%	2025	2024	V pts
Power (GAAP)	$9,180	$8,490	8%	$1,286	$958	34%	14.0%	11.3%	2.7pts
Less: Acquisitions	—	—		2	—
Less: Business dispositions	—	308		—	(41)
Less: Foreign currency effect	—	5		52	(61)
Power organic (Non-GAAP)	$9,180	$8,176	12%	$1,232	$1,059	16%	13.4%	13.0%	0.4pts

Wind (GAAP)	$4,095	$3,701	11%	$(312)	$(289)	(8)%	(7.6)%	(7.8)%	0.2pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(43)	(9)		(13)	(35)
Wind organic (Non-GAAP)	$4,138	$3,710	12%	$(298)	$(255)	(17)%	(7.2)%	(6.9)%	(0.3)pts

Electrification (GAAP)	$4,080	$3,441	19%	$535	$195	F	13.1%	5.7%	7.4pts
Less: Acquisitions	2	—		(1)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(20)	8		11	(4)
Electrification organic (Non-GAAP)	$4,098	$3,434	19%	$525	$199	F	12.8%	5.8%	7.0pts
(a) Includes intersegment sales of $231 million and $197 million for the six months ended June 30, 2025 and 2024, respectively. See Note
22 in the Notes to the consolidated and combined financial statements for further information.

	Three months ended June 30			Six months ended June 30
ORGANIC REVENUES (NON-GAAP)	2025	2024	V%	2025	2024	V%
Total revenues (GAAP)	$9,111	$8,204	11%	$17,143	$15,463	11%
Less: Acquisitions	1	—		2	—
Less: Business dispositions	—	127		—	308
Less: Foreign currency effect	66	3		(63)	4
Organic revenues (Non-GAAP)	$9,044	$8,074	12%	$17,205	$15,151	14%
2025 2Q FORM 10-Q 35

	Three months ended June 30			Six months ended June 30
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2025	2024	V%	2025	2024	V%
Total equipment revenues (GAAP)	$4,894	$4,194	17%	$9,091	$7,811	16%
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	66		—	171
Less: Foreign currency effect	36	(2)		(62)	(1)
Equipment organic revenues (Non-GAAP)	$4,858	$4,130	18%	$9,153	$7,641	20%

Total services revenues (GAAP)	$4,217	$4,010	5%	$8,052	$7,652	5%
Less: Acquisitions	1	—		2	—
Less: Business dispositions	—	61		—	138
Less: Foreign currency effect	30	5		(1)	5
Services organic revenues (Non-GAAP)	$4,186	$3,945	6%	$8,052	$7,510	7%
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
additional insight into how our businesses are performing on a normalized basis. However, Adjusted EBITDA*, Adjusted organic EBITDA*,
Adjusted EBITDA margin* and Adjusted organic EBITDA margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

	Three months ended June 30			Six months ended June 30
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2025	2024	V%	2025	2024	V%
Net income (loss) (GAAP)	$492	$1,280	(62)%	$756	$1,174	(36)%
Add: Restructuring and other charges	42	62		108	210
Add: (Gains) losses on purchases and sales of business interests	—	(847)		(19)	(842)
Add: Separation costs (benefits)(a)	34	(91)		80	(91)
Add: Arbitration refund(b)	—	(254)		—	(254)
Add: Non-operating benefit income	(110)	(134)		(225)	(269)
Add: Depreciation and amortization(c)	202	237		406	445
Add: Interest and other financial (income) charges – net(d)(e)	(41)	(61)		(97)	(58)
Add: Provision (benefit) for income taxes(e)	151	333		218	397
Adjusted EBITDA (Non-GAAP)	$770	$524	47%	$1,227	$714	72%

Net income (loss) margin (GAAP)	5.4%	15.6%	(10.2) pts	4.4%	7.6%	(3.2) pts
Adjusted EBITDA margin (Non-GAAP)	8.5%	6.4%	2.1 pts	7.2%	4.6%	2.6 pts

(a) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, 2024 includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments.
(b) Represents a cash refund received related to an arbitration proceeding with a multiemployer pension plan and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges – net.
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
(e) Excludes interest expense of zero and $1 million and benefit (provision) for income taxes of $(2) million and $11 million for the three months ended June 30, 2025 and 2024, respectively, as well as excludes interest expense of $(1) million and $11 million and benefit
(provision) for income taxes of $(4) million and $64 million for the six months ended June 30, 2025 and 2024, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 36

ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2025	2024	V%	2025	2024	V%
Adjusted EBITDA (Non-GAAP)	$770	$524	47%	$1,227	$714	72%
Less: Acquisitions	1	—		1	—
Less: Business dispositions	—	(21)		—	(41)
Less: Foreign currency effect	32	(41)		49	(94)
Adjusted organic EBITDA (Non-GAAP)	$737	$587	26%	$1,177	$848	39%

Adjusted EBITDA margin (Non-GAAP)	8.5%	6.4%	2.1 pts	7.2%	4.6%	2.6 pts
Adjusted organic EBITDA margin (Non-GAAP)	8.1%	7.3%	0.8 pts	6.8%	5.6%	1.2 pts
See “—Capital Resources and Liquidity” for discussion of free cash flow*.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from fluctuations of foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities. The effects of foreign currency fluctuations on earnings were less than $0.1 billion and $(0.1) billion for the three months ended and less than $0.1 billion and $(0.1) billion for the six months ended June 30, 2025 and 2024, respectively. For more information about foreign exchange risk, interest rate risk, and commodity risk see Item 7A. "Quantitative and Qualitative Disclosures
About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2025, the Company continued to exit from various transition service agreements with GE Aerospace primarily related to information technology systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company, including certain general information technology controls in connection with information technology environment changes. Other than those discussed in the preceding sentences, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30,
2025, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 37
PART II
ITEM 1. LEGAL PROCEEDINGS. See Note 20 in the Notes to the consolidated and combined financial statements for information relating to legal matters.
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
and does not have an expiration date. We repurchased 1.2 million shares for $379 million during the three months ended June 30, 2025 under this authorization.
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization (in millions)
April	989	$287.62	989	$4,509
May	105	432.39	105	4,463
June	100	492.35	100	4,414
Total	1,194	$317.49	1,194
Between May 1, 2025 and June 30, 2025, participants in the Company’s Retirement Savings Plan (RSP) purchased approximately 3.0 million stock fund units in the GE Vernova Common Stock Fund (the equivalent of approximately 210,000 shares of Company common stock) for an aggregate purchase price of approximately $96 million. During this period and through July 22, 2025, the offers and sales of these securities were not deemed registered under the Securities Act, because the prospectus contained in the original Registration
Statement on Form S-1 relating to such securities had not been timely updated. The Company has filed a post-effective amendment to the
Form S-1 on Form S-8, which updated the prospectus in the as-amended registration statement, thereby ensuring that all offers and sales from July 23, 2025 are registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.
Disclosure provided pursuant to Item 2.05 of Form 8-K. Costs Associated with Exit or Disposal Activities. On July 21, 2025, we approved a restructuring plan accelerating previously announced enterprise transformation activities to reduce general and administrative costs. See Note 21 in the Notes to the consolidated and combined financial statements for information about that restructuring plan, which information is incorporated herein by reference.
Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors;
Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. On July 21, 2025, our Board of Directors elected
Scott Strazik as President, effective immediately. Mr. Strazik continues to also serve as our Chief Executive Officer and as a member of our
Board of Directors. Biographical information for Mr. Strazik is included on page 22 in our proxy statement for our 2025 Annual Meeting of
Stockholders filed with the SEC on March 28, 2025, and available on the SEC's website at www.sec.gov, and is incorporated herein by reference.
2025 2Q FORM 10-Q 38
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
10.1 Amendment to offer letter with Steven Baert (filed herewith).*
31.1 Rule 13a-14(a) certification (filed herewith).
31.2 Rule 13a-14(a) certification (filed herewith).
32.1 Section 1350 certification (furnished herewith).
101.1 The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in
XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statement of Income (Loss) for the three and six months ended June 30, 2025 and 2024, (ii) Consolidated and Combined Statement of Financial Position at June 30, 2025 and December
31, 2024, (iii) Consolidated and Combined Statement of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) Consolidated and Combined Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (v) Consolidated and Combined Statement of Changes in Equity for the three and six months ended June 30, 2025 and 2024, and (vi) Notes to
Consolidated and Combined Financial Statements.

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
2025 2Q FORM 10-Q 39
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 23, 2025	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Controller and Chief Accounting Officer Principal Accounting Officer