Form 10-Q
period 2025-09-30
GE Vernova Inc.
filed 2025-10-22
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
There were 271,320,459 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2025.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
About GE Vernova			4
Part I			5
Item 1. Financial Statements and Supplementary Data			5
Consolidated and Combined Statement of Income (Loss)			5
Consolidated and Combined Statement of Financial Position			6
Consolidated and Combined Statement of Cash Flows			7
Consolidated and Combined Statement of Comprehensive Income (Loss)			8
Consolidated and Combined Statement of Changes in Equity			9
Note	1	Organization and Basis of Presentation	11
Note	2	Summary of Significant Accounting Policies	11
Note	3	Assets and Liabilities Held for Sale	12
Note	4	Current and Long-Term Receivables	12
Note	5	Inventories, Including Deferred Inventory Costs	13
Note	6	Property, Plant, and Equipment	13
Note	7	Leases	13
Note	8	Goodwill and Other Intangible Assets	14
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	14
Note	10	Current and All Other Assets	15
Note	11	Equity Method Investments	15
Note	12	Accounts Payable and Equipment Project Payables	15
Note	13	Postretirement Benefit Plans	15
Note	14	Current and All Other Liabilities	16
Note	15	Income Taxes	16
Note	16	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	17
Note	17	Earnings Per Share Information	17
Note	18	Other Income (Expense) – Net	18
Note	19	Financial Instruments	18
Note	20	Variable Interest Entities (VIEs)	20
Note	21	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	20
Note	22	Restructuring Charges and Separation Costs	21
Note	23	Segment Information	22
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations			25
Item 3. Quantitative and Qualitative Disclosures About Market Risk			37
Item 4. Controls and Procedures			37

Part II			38
Item 1. Legal Proceedings			38
Item 1A. Risk Factors			38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			38
Item 3. Defaults Upon Senior Securities			38
Item 4. Mine Safety Disclosures			38
Item 5. Other Information			38
Item 6. Exhibits			39
Signatures			40
2025 3Q FORM 10-Q 3
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
2025 3Q FORM 10-Q 4
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
2025 3Q FORM 10-Q 5
PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS) (UNAUDITED)
	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2025	2024	2025	2024
Sales of equipment	$5,880	$5,290	$14,971	$13,101
Sales of services	4,089	3,623	12,141	11,276
Total revenues	9,969	8,913	27,112	24,376

Cost of equipment	5,165	5,076	13,346	12,621
Cost of services	2,906	2,728	8,553	7,794
Gross profit	1,897	1,109	5,213	3,962

Selling, general, and administrative expenses	1,221	1,226	3,594	3,366
Research and development expenses	310	243	832	717
Operating income (loss)	366	(359)	787	(122)

Interest and other financial income (charges) – net	44	36	141	82
Non-operating benefit income	115	130	340	399
Other income (expense) – net (Note 18)	221	71	455	1,025
Income (loss) before income taxes	746	(122)	1,723	1,385
Provision (benefit) for income taxes (Note 15)	293	(23)	514	310
Net income (loss)	453	(99)	1,209	1,075
Net loss (income) attributable to noncontrolling interests	(1)	3	11	(7)
Net income (loss) attributable to GE Vernova	$452	$(96)	$1,220	$1,068

Earnings (loss) per share attributable to GE Vernova (Note 17):
Basic	$1.66	$(0.35)	$4.47	$3.90
Diluted	$1.64	$(0.35)	$4.41	$3.85

Weighted-average number of common shares outstanding:
Basic	272	275	273	274
Diluted	275	275	277	277
2025 3Q FORM 10-Q 6

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	September 30, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$7,945	$8,205
Current receivables – net (Note 4)	7,374	8,177
Inventories, including deferred inventory costs (Note 5)	10,032	8,587
Current contract assets (Note 9)	9,485	8,621
All other current assets (Note 10)	934	564
Assets held for sale (Note 3)	508	—
Current assets	36,278	34,153

Property, plant, and equipment – net (Note 6)	5,555	5,150
Goodwill (Note 8)	4,327	4,263
Intangible assets – net (Note 8)	747	813
Contract and other deferred assets (Note 9)	486	555
Equity method investments (Note 11)	1,916	2,149
Deferred income taxes (Note 15)	1,684	1,639
All other assets (Note 10)	3,406	2,763
Total assets	$54,398	$51,485

Accounts payable and equipment project payables (Note 12)	$9,541	$8,602
Contract liabilities and deferred income (Note 9)	20,151	17,587
All other current liabilities (Note 14)	5,499	5,496
Liabilities held for sale (Note 3)	80	—
Current liabilities	35,272	31,685

Deferred income taxes (Note 15)	820	827
Non-current compensation and benefits	3,195	3,264
All other liabilities (Note 14)	5,382	5,116
Total liabilities	44,669	40,892

Commitments and contingencies (Note 21)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 271,320,459 and 275,880,314 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	9,755	9,733
Retained earnings	2,626	1,611
Treasury common stock, 6,497,383 and 226,290 shares at cost as of September 30, 2025 and December 31, 2024, respectively	(2,300)	(43)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 16)	(1,438)	(1,759)
Total equity attributable to GE Vernova	8,646	9,546
Noncontrolling interests	1,083	1,047
Total equity	9,729	10,593
Total liabilities and equity	$54,398	$51,485
2025 3Q FORM 10-Q 7

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2025	2024
Net income (loss)	$1,209	$1,075
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	446	715
Amortization of intangible assets (Note 8)	177	188
(Gains) losses on purchases and sales of business interests	(66)	(859)
Principal pension plans – net (Note 13)	(268)	(280)
Other postretirement benefit plans – net (Note 13)	(167)	(189)
Provision (benefit) for income taxes (Note 15)	514	310
Cash recovered (paid) during the year for income taxes	(489)	(299)
Changes in operating working capital:
Decrease (increase) in current receivables	563	24
Decrease (increase) in inventories, including deferred inventory costs	(1,047)	(1,151)
Decrease (increase) in current contract assets	(656)	(234)
Increase (decrease) in accounts payable and equipment project payables	566	604
Increase (decrease) in contract liabilities and current deferred income	2,419	1,660
All other operating activities	(693)	98
Cash from (used for) operating activities	2,508	1,662

Additions to property, plant, and equipment and internal-use software	(606)	(533)
Dispositions of property, plant, and equipment	33	16
Purchases of and contributions to equity method investments	(57)	(110)
Sales of and distributions from equity method investments	248	32
Proceeds from principal business dispositions	60	639
All other investing activities	(58)	94
Cash from (used for) investing activities	(381)	138

Net increase (decrease) in borrowings of maturities of 90 days or less	—	(23)
Transfers from (to) Parent	—	2,933
Dividends paid to stockholders	(207)	—
Purchases of common stock for treasury	(2,241)	(40)
All other financing activities	(187)	620
Cash from (used for) financing activities	(2,635)	3,489
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	250	(48)
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	(258)	5,241
Less: Net increase (decrease) in cash classified within assets held for sale	2	(603)
Increase (decrease) in cash, cash equivalents, and restricted cash	(259)	5,844
Cash, cash equivalents, and restricted cash at beginning of year	8,205	1,551
Cash, cash equivalents, and restricted cash as of September 30	$7,945	$7,395
2025 3Q FORM 10-Q 8

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Net income (loss) attributable to GE Vernova	$452	$(96)	$1,220	$1,068
Net loss (income) attributable to noncontrolling interests	(1)	3	11	(7)
Net income (loss)	$453	$(99)	$1,209	$1,075

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	31	99	471	(7)
Benefit plans – net of taxes	(50)	(79)	(209)	(418)
Cash flow hedges – net of taxes	27	(20)	62	30
Other comprehensive income (loss)	$7	$—	$324	$(395)

Comprehensive income (loss)	$460	$(98)	$1,534	$680
Comprehensive loss (income) attributable to noncontrolling interests	(1)	3	7	(9)
Comprehensive income (loss) attributable to GE Vernova	$459	$(96)	$1,540	$672
2025 3Q FORM 10-Q 9

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of July 1, 2025	272	$3	$9,714	$2,241	$(1,636)	$(1,445)	$1,070	$9,947
Issuance of shares in connection with equity awards	—	—	(13)	—	—	—	—	(13)
Share-based compensation expense	—	—	54	—	—	—	—	54
Dividends declared ($0.25 per common share)	—	—	—	(68)	—	—	—	(68)
Repurchase of common stock	(1)		—	—	(663)	—	—	(663)
Net income (loss)	—	—	—	452	—	—	1	453
Currency translation adjustments – net of taxes	—	—	—	—	—	30	—	31
Benefit plans – net of taxes	—	—	—	—	—	(50)	—	(50)
Cash flow hedges – net of taxes	—	—	—	—	—	27	—	27
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	12	12
Balances as of September 30, 2025	271	$3	$9,755	$2,626	$(2,300)	$(1,438)	$1,083	$9,729

Balances as of July 1, 2024	275	$3	$8,801	$1,294	$—	$(1,031)	$982	$10,049
Issuance of shares in connection with equity awards(a)	1	—	9	—	(40)	—	—	(31)
Share-based compensation expense	—	—	50	—	—	—	—	50
Net income (loss)	—	—	—	(96)	—	—	(3)	(99)
Currency translation adjustments – net of taxes	—	—	—	—	—	99	—	99
Benefit plans – net of taxes	—	—	—	—	—	(79)	—	(79)
Cash flow hedges – net of taxes	—	—	—	—	—	(20)	—	(20)
Changes in equity attributable to noncontrolling interests(b)	—	—	514	—	—	—	34	548
Balances as of September 30, 2024	276	$3	$9,374	$1,198	$(40)	$(1,031)	$1,014	$10,517
(a) During the third quarter of 2024, restrictions lapsed on 435,719 shares of GE Vernova common stock in connection with the vesting of performance shares originally awarded by General Electric Company, now operating as GE Aerospace. We withheld 218,290 shares of
GE Vernova common stock to satisfy tax withholding obligations, resulting in $40 million of Treasury common stock.
(b) Primarily relates to proceeds from the sale of an approximately 16% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, in the third quarter of 2024, net of directly attributable taxes.
2025 3Q FORM 10-Q 10

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$—	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	2	—	(159)	—	—	—	—	—	(159)
Share-based compensation expense	—	—	180	—	—	—	—	—	180
Dividends declared ($0.75 per common share)	—	—	—	(205)	—	—	—	—	(205)
Repurchase of common stock	(6)		—	—	(2,257)	—	—	—	(2,257)
Net income (loss)	—	—	—	1,220	—	—	—	(11)	1,209
Currency translation adjustments – net of taxes	—	—	—	—	—	—	468	3	471
Benefit plans – net of taxes	—	—	—	—	—	—	(210)	1	(209)
Cash flow hedges – net of taxes	—	—	—	—	—	—	62	—	62
Changes in equity attributable to noncontrolling interests	—	—	—	—	—	—	—	42	42
Balances as of September 30, 2025	271	$3	$9,755	$2,626	$(2,300)	$—	$(1,438)	$1,083	$9,729

Balances as of January 1, 2024	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Transfers from (to) Parent, including Spin-Off related adjustments	—	—	—	—	—	794	—	—	794
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	—	(8,715)	—	—	—
Issuance of shares in connection with equity awards(a)	2	—	45	—	(40)	—	—	—	4
Share-based compensation expense	—	—	104	—	—	—	—	—	104
Net income (loss)	—	—	—	1,198		(130)	—	7	1,075
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(7)	—	(7)
Benefit plans – net of taxes	—	—	—	—	—	—	(420)	1	(418)
Cash flow hedges – net of taxes	—	—	—	—	—	—	30	—	30
Changes in equity attributable to noncontrolling interests(b)	—	—	514	—	—	—	—	41	555
Balances as of September 30, 2024	276	$3	$9,374	$1,198	$(40)	$—	$(1,031)	$1,014	$10,517
(a) During the third quarter of 2024, restrictions lapsed on 435,719 shares of GE Vernova common stock in connection with the vesting of performance shares originally awarded by General Electric Company, now operating as GE Aerospace. We withheld 218,290 shares of
GE Vernova common stock to satisfy tax withholding obligations, resulting in $40 million of Treasury common stock.
(b) Primarily relates to proceeds from the sale of an approximately 16% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, in the third quarter of 2024, net of directly attributable taxes.
2025 3Q FORM 10-Q 11
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
Certain financing transactions with GE are deemed to have been settled immediately through Net parent investment in the Consolidated and Combined Statement of Financial Position and are accounted for as a financing activity in the Consolidated and Combined Statement of Cash Flows as Transfers from (to) Parent. Within the caption Increase (decrease) in accounts payable and equipment project payables in our Consolidated and Combined Statement of Cash Flows, the increase (decrease) in due to related parties, which primarily included transactions with GE, in the nine months ended September 30, 2024, was $(366) million.
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
2025 3Q FORM 10-Q 12
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
Primarily as a result of changes in product and project cost estimates, we recorded incremental contract losses for certain Offshore Wind contracts of $171 million and $676 million for the three months ended and $296 million and $779 million for the nine months ended
September 30, 2025 and 2024, respectively. Further changes in our execution timelines or other adverse developments could result in further losses beyond the amounts that we currently estimate.
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
NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE. During the third quarter of 2025, we signed a binding agreement to sell the
Proficy manufacturing software business (Proficy) within our Electrification Software business. The transaction is subject to information and consultation with employee representatives and other customary closing conditions, including certain regulatory approvals. We expect the transaction to close in the first half of 2026.
Additionally, during the third quarter of 2025, we signed a binding agreement to sell the issued and outstanding membership interests of
Linden VFT LLC, a merchant transmission facility owned by our Gas Power business. The transaction is subject to regulatory approvals and customary closing conditions, and we expect to complete the sale in the near term.
The major components of assets and liabilities held for sale in the Company’s Consolidated and Combined Statement of Financial Position
are summarized as follows:

ASSETS AND LIABILITIES HELD FOR SALE	September 30, 2025
Property, plant, and equipment - net	$137
Goodwill	299
Other assets	72
Assets held for sale	$508

Other liabilities	$80
Liabilities held for sale	$80
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	September 30, 2025	December 31, 2024
Customer receivables	$5,661	$6,312
Non-income based tax receivables	690	814
Supplier advances and other receivables	1,466	1,514
Other receivables	$2,156	$2,328
Allowance for credit losses	(443)	(464)
Total current receivables – net	$7,374	$8,177
2025 3Q FORM 10-Q 13
Activity in the allowance for credit losses related to current receivables for the nine months ended September 30, 2025 and 2024 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2025	2024
Balance as of January 1	$464	$515
Net additions (releases) charged to costs and expenses	(1)	34
Write-offs, net	(27)	(15)
Foreign exchange and other	6	(33)
Balance as of September 30	$443	$501
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $971 million and $1,073 million in the nine months ended September 30, 2025 and
2024, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the
Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred.

LONG-TERM RECEIVABLES	September 30, 2025	December 31, 2024
Long-term customer receivables	$307	$282
Supplier advances	335	285
Non-income based tax receivables	84	74
Other receivables	523	247
Allowance for credit losses	(120)	(142)
Total long-term receivables – net	$1,129	$745
NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2025	December 31, 2024
Raw materials and work in process	$6,157	$5,328
Finished goods	3,064	2,490
Deferred inventory costs(a)	812	769
Inventories, including deferred inventory costs	$10,032	$8,587
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2025	December 31, 2024
Original cost	$12,938	$12,207
Less: Accumulated depreciation and amortization	(8,142)	(7,729)
Right-of-use operating lease assets	758	671
Property, plant, and equipment – net	$5,555	$5,150
Depreciation and amortization related to property, plant, and equipment was $152 million and $336 million in the three months ended and
$446 million and $715 million in the nine months ended September 30, 2025 and 2024, respectively.
In the third quarter of 2024, we recognized a non-cash pre-tax impairment charge of $108 million related to property, plant, and equipment due to restructuring at our Hydro Power business, which is included in depreciation and amortization. This charge was recorded in Cost of sales in our Consolidated and Combined Statement of Income (Loss). See Note 22 for further information.
NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and
Combined Statement of Financial Position, were $801 million and $725 million as of September 30, 2025 and December 31, 2024, respectively. Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $59 million and $58 million for three months ended and $175 million and $193 million for the nine months ended September 30, 2025 and 2024, respectively. Our finance lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial
Position, were $279 million and $266 million as of September 30, 2025 and December 31, 2024, respectively.
2025 3Q FORM 10-Q 14
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	Power	Wind	Electrification	Total
Balance as of January 1, 2025	$310	$3,035	$918	$4,263
Acquisitions	15	—	71	86
Currency exchange and other(a)	3	271	(296)	(22)
Balance as of September 30, 2025	$328	$3,306	$693	$4,327
(a) During the third quarter of 2025, we signed a binding agreement to sell the Proficy business, which resulted in $299 million of goodwill being reclassified to Assets held for sale on the Consolidated and Combined Statement of Financial Position. See Note 3 for further information.
We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the third quarter of 2025, we did not identify any reporting units that required an interim impairment test.
Intangible assets. All intangible assets are subject to amortization. Intangible assets decreased $66 million during the nine months ended
September 30, 2025, primarily as a result of amortization, partially offset by acquisitions. Amortization expense was $61 million and $63 million for the three months ended and $177 million and $188 million for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $795 million in the nine months ended September 30, 2025 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased $2,560 million in the nine months ended September 30, 2025 primarily due to new collections received in excess of revenue recognition at Power and Electrification, partially offset by revenue recognition in excess of collections at Wind. Net contractual service agreements increased primarily due to revenues recognized of $3,824 million, partially offset by billings of $3,781 million and net unfavorable changes in estimated profitability of $36 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $9,754 million and $7,761 million for the nine months ended September 30, 2025 and 2024, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
September 30, 2025	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,535	$—	$—	$5,535
Equipment and other service agreement assets	1,712	842	1,396	3,950
Current contract assets	$7,247	$842	$1,396	$9,485
Non-current contract and other deferred assets(a)	474	2	11	486
Total contract and other deferred assets	$7,720	$844	$1,406	$9,971

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,321	$—	$—	$5,321
Equipment and other service agreement assets	1,622	538	1,139	3,300
Current contract assets	$6,944	$538	$1,139	$8,621
Non-current contract and other deferred assets(a)	536	8	11	555
Total contract and other deferred assets	$7,479	$546	$1,150	$9,176
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
September 30, 2025	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,989	$—	$—	$1,989
Equipment and other service agreement liabilities	10,617	2,042	5,204	17,865
Current deferred income	21	227	49	298
Contract liabilities and current deferred income	$12,627	$2,269	$5,254	$20,151
Non-current deferred income	18	121	14	153
Total contract liabilities and deferred income	$12,645	$2,390	$5,268	$20,304
2025 3Q FORM 10-Q 15

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,789	$—	$—	$1,789
Equipment and other service agreement liabilities	7,879	3,684	3,946	15,511
Current deferred income	6	193	88	287
Contract liabilities and current deferred income	$9,674	$3,877	$4,034	$17,587
Non-current deferred income	29	112	16	157
Total contract liabilities and deferred income	$9,703	$3,989	$4,050	$17,744
Remaining Performance Obligation (RPO). As of September 30, 2025, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $135,269 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $54,092 million of which 41%, 71%, and 97% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $81,177 million of which 17%, 53%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include investment securities, prepaid taxes and deferred charges and derivative instruments (see Note 19). All other current assets increased $370 million for the nine months ended
September 30, 2025 primarily due to an increase in investment securities as a result of the reclassification of China XD Electric Co., Ltd from equity method investments (see Note 11). The fair value of our investment in China XD Electric Co., Ltd was $340 million as of
September 30, 2025, which is considered to be Level 1. All other assets primarily include pension surplus, long-term receivables (see Note
4), taxes receivable, and prepaid taxes and deferred charges. All other assets increased $643 million in the nine months ended September
30, 2025 primarily due to increases in long-term receivables and pension surplus.
NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
			Three months ended September 30		Nine months ended September 30
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Power(a)	$925	$919	$19	$(11)	$25	$29
Wind	32	49	—	—	—	1
Electrification(b)	463	743	57	36	161	78
Corporate(c)	495	438	2	(26)	19	(64)
Total	$1,916	$2,149	$78	$(1)	$205	$44
(a) Includes Aero Alliance, our joint venture with Baker Hughes Company, that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$206 million and $131 million in the three months ended and $498 million and $494 million in the nine months ended September 30,
2025 and 2024, respectively. The Company owed Aero Alliance $91 million and $24 million as of September 30, 2025 and December
31, 2024, respectively. These amounts have been recorded in Accounts payable and equipment project payables on the Consolidated and Combined Statement of Financial Position.
(b) In the first quarter of 2025, we sold a portion of our shares in China XD Electric Co., Ltd., which is publicly traded on the Shanghai Stock
Exchange, decreasing our ownership percentage in the investee by approximately 2%. In the third quarter of 2025, we sold a further portion of our shares, decreasing our ownership percentage by approximately 3%. As a result, the investment was reclassified to All other current assets on the Consolidated and Combined Statement of Financial Position. See Notes 10 and 18 for further information.
(c) In connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment in the second quarter of 2024.
NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	September 30, 2025	December 31, 2024
Trade payables	$5,887	$4,966
Supply chain finance programs	2,172	2,051
Equipment project payables	1,210	1,211
Non-income based tax payables	272	375
Accounts payable and equipment project payables	$9,541	$8,602
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $3,166 million and $2,642 million for the nine months ended September 30, 2025 and 2024, respectively.
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
2025 3Q FORM 10-Q 16
The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our
Consolidated and Combined Statement of Income (Loss).

	2025			2024
Three months ended September 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$7	$1	$6	$8	$1
Interest cost	140	58	10	137	57	9
Expected return on plan assets	(178)	(82)	—	(186)	(84)	—
Amortization of net loss (gain)	(50)	10	(10)	(46)	8	(11)
Amortization of prior service cost (credit)	—	(2)	(14)	2	(2)	(15)
Curtailment/settlement loss (gain)	—	—	(1)	—	—	—
Non-operating benefit costs (income)	$(88)	$(16)	$(14)	$(93)	$(21)	$(16)
Net periodic expense (income)	$(82)	$(8)	$(13)	$(87)	$(13)	$(15)

	2025			2024
Nine months ended September 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$17	$21	$4	$20	$24	$4
Interest cost	420	169	29	411	170	28
Expected return on plan assets	(535)	(237)	—	(557)	(250)	—
Amortization of net loss (gain)	(149)	30	(29)	(138)	24	(32)
Amortization of prior service cost (credit)	—	(6)	(41)	5	(5)	(45)
Curtailment/settlement loss (gain)	—	1	(1)	—	(11)	—
Non-operating benefit costs (income)	$(263)	$(44)	$(41)	$(279)	$(71)	$(49)
Net periodic expense (income)	$(246)	$(22)	$(37)	$(260)	$(47)	$(44)
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. Expenses associated with their participation in GE Vernova's plan beginning on April 2, 2024 and in GE's plan through April 1, 2024 represent the employer contributions for GE
Vernova employees and were $33 million and $29 million for the three months ended and $119 million and $110 million for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 21), liabilities related to business disposition activities, and restructuring liabilities (see Note 22). All other current liabilities increased $3 million in the nine months ended September 30, 2025. All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties
(see Note 21), legal liabilities (see Note 21), asset retirement obligations (see Note 21), operating lease liabilities (see Note 7), equipment projects and other commercial liabilities, and indemnifications in connection with the Spin-Off (see Note 21). All other liabilities increased
$266 million in the nine months ended September 30, 2025 primarily due to an increase in product warranties and operating lease liabilities.
NOTE 15. INCOME TAXES. The Company’s income tax provision through March 31, 2024 was prepared based on a separate return basis. Following the Spin-off, the Company's income tax provision is prepared on a stand-alone basis.
Our effective tax rate was 39.2% and 29.8% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions and the finalization of the Company's pre-Spin-Off tax attributes that increased the Company's current provision for income taxes, partially offset by an income tax benefit from stock-based compensation.
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
The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a lower effective tax rate on a foreign pre-tax gain from the sale of a portion of Steam Power nuclear activities to
Electricité de France S.A. (EDF) which was completed in the second quarter of 2024.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits (Pillar Two)
and many countries have incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. We incurred insignificant tax expenses in connection with Pillar Two in the nine months ended September 30, 2025.
2025 3Q FORM 10-Q 17
Based on our assessment of the realizability of our deferred tax assets as of September 30, 2025, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued
improvement in our U.S. operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S.
valuation allowance in the fourth quarter of 2025. A release of the valuation allowance would result in the recognition of certain U.S.
deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs.
On July 4, 2025, the United States enacted House Resolution 1 of the 119th Congress (the Act). The Act did not have a significant impact on our provision for income taxes for the three months ended September 30, 2025, and we do not anticipate a significant impact on our effective tax rate for the full year 2025.
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of July 1, 2025	$(1,296)	$(217)	$68	$(1,445)
AOCI before reclasses – net of taxes of $5, $(3), and $—	31	21	23	75
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(72)	4	(68)
Less: AOCI attributable to noncontrolling interests	—	—	—	—
Balance as of September 30, 2025	$(1,266)	$(268)	$95	$(1,438)

Balance as of July 1, 2024	$(1,441)	$333	$77	$(1,031)
Transfer or allocation of benefit plans – net of taxes of $—, $—, and $—	—	—	—	—
AOCI before reclasses – net of taxes of $—, $4, and $—	99	(12)	(18)	69
Reclasses from AOCI – net of taxes of $—, $—, and $—	—	(66)	(2)	(68)
Less: AOCI attributable to noncontrolling interests	—	—	—	—
Balance as of September 30, 2024	$(1,342)	$254	$57	$(1,031)

Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $3, $9, and $—	471	6	39	516
Reclasses from AOCI – net of taxes of $—, $(3), and $—	—	(214)	22	(192)
Less: AOCI attributable to noncontrolling interests	3	1	—	4
Balance as of September 30, 2025	$(1,266)	$(268)	$95	$(1,438)

Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
Transfer or allocation of benefit plans – net of taxes of $—, $(207), and $—	—	(207)	—	(207)
AOCI before reclasses – net of taxes of $33, $14, and $— (a)	105	(4)	10	111
Reclasses from AOCI – net of taxes of $—, $(2), and $— (b)	(111)	(207)	20	(298)
Less: AOCI attributable to noncontrolling interests	—	1	—	2
Balance as of September 30, 2024	$(1,342)	$254	$57	$(1,031)
(a) Currency translation adjustment includes $39 million of AOCI allocated to GE Vernova in connection with the Spin-Off.
(b) The total reclassification of AOCI included $111 million of currency translation adjustment related to the sale of a portion of Steam Power nuclear activities to EDF. See Notes 15 and 18 for further information.
Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV”
on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On
September 30, 2025, there were 271,320,459 shares of GE Vernova common stock outstanding. On December 10, 2024, we announced that the Board of Directors had authorized up to $6 billion of common stock repurchases. In connection with this authorization, we repurchased 1.1 million and 6.3 million shares for $658 million and $2,241 million during the three and nine months ended September 30,
2025, respectively, excluding commission fees and excise taxes.
NOTE 17. EARNINGS PER SHARE INFORMATION. On April 2, 2024, there were approximately 274 million shares of GE Vernova common stock outstanding. The computation of basic and diluted earnings (loss) per common share for all periods through April 1, 2024 was calculated using 274 million common shares and is net of Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to the Spin-Off. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted earnings per share using the treasury stock method.
2025 3Q FORM 10-Q 18

	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$453	$(99)	$1,209	$1,075
Net loss (income) attributable to noncontrolling interests	(1)	3	11	(7)
Net income (loss) attributable to GE Vernova	$452	$(96)	$1,220	$1,068

Denominator:
Basic weighted-average shares outstanding	272	275	273	274
Dilutive effect of common stock equivalents	3	—	4	3
Diluted weighted-average shares outstanding	275	275	277	277

Basic earnings (loss) per share	$1.66	$(0.35)	$4.47	$3.90
Diluted earnings (loss) per share	$1.64	$(0.35)	$4.41	$3.85
Antidilutive securities(a)	1	6	1	1
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 18. OTHER INCOME (EXPENSE) – NET

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Equity method investment income (loss) (Note 11)	$78	$(1)	$205	$44
Net interest and investment income (loss)(a)	91	21	125	48
Gains (losses) on purchases and sales of business interests(b)	44	7	66	859
Derivative instruments (Note 19)	(17)	7	(8)	(6)
Licensing income	11	20	18	34
Other – net	14	17	50	48
Total other income (expense) – net	$221	$71	$455	$1,025
(a)Includes financial interest related to our normal business operations primarily with customers. Includes a pre-tax unrealized gain of $73 million related to our interest in China XD Electric Co., Ltd in the three and nine months ended September 30, 2025. See Notes 10 and
11 for further information.
(b)Included a pre-tax gain of $853 million related to the sale of a portion of Steam Power nuclear activities to EDF in the nine months ended September 30, 2024. See Notes 15 and 16 for further information.
NOTE 19. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $327 million and $318 million as of September 30, 2025 and
December 31, 2024, respectively. The estimated fair value was $319 million and $315 million as of September 30, 2025 and December 31,
2024, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 11 months in duration but with maximum remaining maturities of up to 14 years as of September 30,
2025.
Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $95 million gain and a net $33 million gain as of
September 30, 2025 and December 31, 2024, respectively, of which a net $46 million gain and a net $22 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $8 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $(4) million and $2 million for the three months ended and $(22) million and $(20) million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the maximum length of time over which we are hedging forecasted transactions was approximately 10 years.
Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non
USD-functional subsidiaries and equity method investees. The total amount in AOCI related to net investment hedges was a net gain of
$31 million and $33 million as of September 30, 2025 and December 31, 2024, respectively.
2025 3Q FORM 10-Q 19
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

September 30, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$6,718	$89	$122	$35	$56
Foreign currency exchange contracts	33,745	400	174	351	170
Commodity and other contracts	395	30	21	5	5
Derivatives not accounted for as hedges	$34,140	$429	$195	$356	$175
Total gross derivatives	$40,858	$518	$317	$391	$230
Netting adjustment(a)		(291)	(152)	(289)	(152)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$227	$165	$102	$78
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

December 31, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,789	$61	$144	$58	$65
Foreign currency exchange contracts	34,244	479	159	483	144
Commodity and other contracts	436	12	20	12	2
Derivatives not accounted for as hedges	$34,681	$491	$179	$495	$146
Total gross derivatives	$40,469	$552	$323	$552	$211
Netting adjustment(a)		(383)	(166)	(381)	(166)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$168	$158	$171	$46
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Cash flow hedges	$2	$(17)	$16	$19
Net investment hedges	1	(6)	(2)	(2)
The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

Three months ended September 30, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$9,969	$8,071	$1,221	$221
Effects of cash flow hedges	$15	$18	$—	$—
Foreign currency exchange contracts	3	(1)	4	(17)
Commodity and other contracts	—	(5)	(9)	—
Effect of derivatives not designated as hedges	$3	$(6)	$(5)	$(17)
Three months ended September 30, 2024
Total amount of income and expense in the Consolidated and Combined Statement of Income (Loss)	$8,913	$7,804	$1,226	$71
Effects of cash flow hedges	$2	$—	$—	$—
Foreign currency exchange contracts	6	(16)	(48)	6
Commodity and other contracts	—	(1)	(6)	—
Effect of derivatives not designated as hedges	$6	$(17)	$(55)	$6
2025 3Q FORM 10-Q 20

Nine months ended September 30, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$27,112	$21,899	$3,594	$455
Effects of cash flow hedges	$(4)	$18	$—	$—
Foreign currency exchange contracts	6	(50)	(65)	(8)
Commodity and other contracts	—	(11)	(13)	—
Effect of derivatives not designated as hedges	$6	$(60)	$(78)	$(8)

Nine months ended September 30, 2024
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$24,376	$20,415	$3,366	$1,025
Effects of cash flow hedges	$(5)	$14	$—	$—
Foreign currency exchange contracts	—	1	(92)	(7)
Commodity and other contracts	—	(7)	(21)	—
Effect of derivatives not designated as hedges	$—	$(6)	$(113)	$(7)
The amount excluded for cash flow hedges was a gain (loss) of $10 million and $1 million for the three months ended and $30 million and
$12 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are recognized in Sales of equipment,
Sales of services, Cost of equipment, and Cost of services in our Consolidated and Combined Statement of Income (Loss).
NOTE 20. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated and Combined Statement of Financial Position, we have assets of $68 million and $111 million and liabilities of $115 million and $134 million as of September 30, 2025 and December 31, 2024, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $130 million and $90 million as of September 30, 2025 and December 31, 2024, respectively.
Of these investments, $71 million and $37 million as of September 30, 2025 and December 31, 2024, respectively, were owned by our
Financial Services business. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.
NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $16 million and unfunded lending commitments of $65 million at September 30,
2025. The commitments primarily consist of obligations to make investments or provide funding by our Gas Power and Financial Services businesses. See Note 20 for further information.
Guarantees. As of September 30, 2025, we were committed under the following guarantee arrangements:
Credit support. We have provided $565 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $6 million.
Indemnification agreements. We have $1,010 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $674 million. The liability is primarily associated with cash and deposits, of which $325 million relates to cash transferred to the Company from GE as part of the
Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $219 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the Tax Matters Agreement.
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,486 million and $1,370 million as of September 30, 2025 and December 31, 2024, respectively.
Credit Facilities. We have $6,000 million of credit facilities consisting of (i) a five-year unsecured revolving credit facility in an aggregate committed amount of $3,000 million and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of
$3,000 million. For further information, see Note 22 in the Notes to our consolidated and combined financial statements in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2024. Fees related to the unused portion of the facilities were insignificant in both the three and nine months ended September 30, 2025.
Legal Matters. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, litigation, investigations, and other legal, regulatory, or governmental actions. See Note 22 in the Notes to our consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information.
2025 3Q FORM 10-Q 21
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $133 million and $138 million as of
September 30, 2025 and December 31, 2024, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $548 million and $622 million as of September 30, 2025 and December 31, 2024, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts, $466 million and $546 million were related to nuclear decommissioning obligations. The decrease in the liability balance was primarily due to a settlement of a nuclear decommissioning obligation during the first quarter of 2025.
NOTE 22. RESTRUCTURING CHARGES AND SEPARATION COSTS
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
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 23 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Workforce reductions	$74	$48	$144	$159
Plant closures and associated costs and other asset write-downs	5	160	37	251
Acquisition/disposition net charges and other	8	(1)	17	7
Total restructuring and other charges	$86	$207	$197	$417

Cost of equipment and services	$14	$148	$92	$268
Selling, general, and administrative expenses	72	59	105	149
Total restructuring and other charges	$86	$207	$197	$417

Power	$34	$192	$58	$289
Wind	—	15	52	117
Electrification	22	—	49	17
Other	28	—	38	(6)
Total restructuring and other charges(a)	$86	$207	$197	$417
(a) Includes $14 million and $144 million for the three months ended and $56 million and $237 million for the nine months ended
September 30, 2025 and 2024, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits.

RESTRUCTURING LIABILITIES	2025	2024
Balance as of January 1	$308	$276
Additions	141	180
Payments	(126)	(198)
Foreign exchange and other	(21)	108
Balance as of September 30	$302	$366
Total restructuring and other charges incurred for the three and nine months ended September 30, 2025 and 2024 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the businesses. On July 21, 2025, we approved a restructuring plan (the Plan) accelerating previously announced enterprise transformation activities to reduce general and administrative costs. We anticipate that the Plan will be substantially complete by mid-2026, subject to local law requirements, including mandatory information and consultation with employee representatives in applicable locations. We expect to incur approximately
$250 million to $275 million in costs in connection with the Plan, primarily consisting of termination benefits associated with a reduction in
2025 3Q FORM 10-Q 22
the workforce, with approximately $200 million to $225 million of the costs resulting in future cash expenditures. We estimate the savings on the Plan to be approximately $250 million, with savings beginning in 2026.
The estimates of the costs that we expect to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.
In addition, we may incur other costs or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan. In the third quarter of 2025, we incurred $81 million of costs related to the Plan.
In the third quarter of 2024, in order to transform and optimize our global footprint, we announced the restructuring of our Hydro Power business, as a result we recognized $146 million of charges, which primarily relates to a non-cash pre-tax impairment charge of property, plant and equipment. See Note 6 for further information.
Separation Costs. In connection with the Spin-Off, the Company recognized separation costs (benefits) of $43 million and $27 million for the three months ended and $122 million and $(64) million for nine months ended September 30, 2025 and 2024, respectively, in our
Consolidated and Combined Statement of Income (Loss). Separation costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative costs. In addition, in the second quarter of 2024, in connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a $136 million benefit related to deferred intercompany profit from historical equipment sales to the related investees, recorded in Cost of equipment. See Note 11 for further information.
NOTE 23. SEGMENT INFORMATION. Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (CODM) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer (CEO). Our operating activities are managed through three segments: Power, Wind, and Electrification. These segments have been identified based on the nature of the products and services sold and how the Company manages its operations.
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
from acquisitions or dispositions, and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

	Three months ended September 30		Nine months ended September 30
TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2025	2024	2025	2024
Gas Power	$3,923	$3,466	$11,386	$9,966
Nuclear Power	251	167	640	618
Hydro Power	223	181	581	544
Steam Power	442	393	1,413	1,569
Power	$4,838	$4,206	$14,019	$12,696

Onshore Wind	$2,402	$2,355	$5,947	$4,974
Offshore Wind	195	388	624	1,183
LM Wind Power	51	148	171	436
Wind	$2,647	$2,891	$6,742	$6,592

Grid Solutions	$1,747	$1,270	$4,591	$3,521
Power Conversion & Storage	621	440	1,413	1,202
Electrification Software	234	218	678	646
Electrification	$2,601	$1,928	$6,682	$5,369
Total segment revenues	$10,087	$9,025	$27,443	$24,657
2025 3Q FORM 10-Q 23

SEGMENT EBITDA
Three months ended September 30, 2025	Power	Wind	Electrification	Total
Equipment revenues	$1,668	$2,194	$2,019	$5,880
Services revenues	3,088	444	545	4,078
Intersegment revenues	83	10	37	130
Segment revenues	4,838	2,647	2,601	10,087
Other revenues and elimination of intersegment revenues				(119)
Total revenues				9,969
Less:(a)
Cost of revenues(b)	3,663	2,532	1,824
Selling, general, and administrative expenses(b)	436	118	336
Research and development expenses(b)	139	43	115
Other segment items(c)	(45)	16	(67)
Segment EBITDA	$645	$(61)	$393	$977

Nine months ended September 30, 2025	Power	Wind	Electrification	Total
Equipment revenues	$4,549	$5,386	$5,037	$14,971
Services revenues	9,267	1,329	1,515	12,111
Intersegment revenues	203	28	130	361
Segment revenues	14,019	6,742	6,682	27,443
Other revenues and elimination of intersegment revenues				(330)
Total revenues				27,112
Less:(a)
Cost of revenues(b)	10,482	6,598	4,626
Selling, general, and administrative expenses(b)	1,339	393	1,000
Research and development expenses(b)	371	117	308
Other segment items(c)	(104)	8	(181)
Segment EBITDA	$1,931	$(373)	$929	$2,487
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

Three months ended September 30, 2024	Power	Wind	Electrification	Total
Equipment revenues	$1,378	$2,488	$1,419	$5,286
Services revenues	2,773	391	457	3,621
Intersegment revenues	55	12	52	120
Segment revenues	4,206	2,891	1,928	9,025
Other revenues and elimination of intersegment revenues				(112)
Total revenues				8,913
Less:(a)
Cost of revenues(b)	3,186	2,998	1,362
Selling, general, and administrative expenses(b)	479	138	328
Research and development expenses(b)	91	59	84
Other segment items(c)	(50)	13	(47)
Segment EBITDA	$499	$(317)	$201	$383

Nine months ended September 30, 2024	Power	Wind	Electrification	Total
Equipment revenues	$3,847	$5,375	$3,868	$13,090
Services revenues	8,725	1,191	1,335	11,251
Intersegment revenues	125	26	166	317
Segment revenues	12,696	6,592	5,369	24,657
Other revenues and elimination of intersegment revenues				(281)
Total revenues				24,376
Less:(a)
Cost of revenues(b)	9,638	6,583	3,820
Selling, general, and administrative expenses(b)	1,486	430	973
Research and development expenses(b)	257	180	259
Other segment items(c)	(142)	6	(79)
Segment EBITDA	$1,457	$(607)	$396	$1,247
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.
2025 3Q FORM 10-Q 24

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)
	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Segment EBITDA	$977	$383	$2,487	$1,247
Corporate and other(a)	(166)	(140)	(448)	(290)
Restructuring and other charges	(83)	(209)	(192)	(419)
Gains (losses) on purchases and sales of business interests(b)	113	—	131	842
Separation (costs) benefits(c)	(43)	(27)	(122)	64
Arbitration refund(d)	—	—	—	254
Non-operating benefit income	115	130	340	399
Depreciation and amortization(e)	(212)	(289)	(617)	(734)
Interest and other financial charges – net(f)	44	35	141	93
Benefit (provision) for income taxes	(292)	17	(510)	(380)
Net income (loss)	$453	$(99)	$1,209	$1,075
(a) Includes interest expense (income) of zero and $(1) million and benefit (provision) for income taxes of zero and $6 million for the three months ended September 30, 2025 and 2024, respectively, as well as interest expense (income) of $(1) million and $11 million and benefit (provision) for income taxes of $(4) million and $70 million for the nine months ended September 30, 2025 and 2024, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Includes unrealized (gains) losses related to our interest in China XD Electric Co., Ltd, recorded in Net interest and investment income
(loss) which is part of Other income (expense) - net. See Note 18 for further information.
(c) Costs incurred in the Spin-Off and separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs. In addition, 2024 includes $136 million benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments.
(d) Represents a cash refund received related to an arbitration proceeding with a multiemployer pension plan and excludes $52 million related to the interest on such amounts that was recorded in Interest and other financial charges - net in the second quarter of 2024.
(e) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(f) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.

ASSETS BY SEGMENT	September 30, 2025	December 31, 2024
Power	$24,956	$24,161
Wind	10,894	9,970
Electrification	8,426	7,402
Other(a)	10,122	9,952
Total assets	$54,398	$51,485
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

PROPERTY, PLANT, AND EQUIPMENT ADDITIONS	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Power	$107	$67	$260	$166
Wind	61	45	157	210
Electrification	41	38	110	74
Other	33	8	68	79
Total	$243	$158	$595	$530

DEPRECIATION AND AMORTIZATION	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Power	$116	$133	$347	$372
Wind	56	127	161	259
Electrification	25	22	68	66
Other	16	117	47	206
Total	$213	$399	$623	$903
2025 3Q FORM 10-Q 25
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three and nine months ended September 30, 2025 and 2024. The below discussion should be read alongside Item 7.
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
Prolec GE. On October 21, 2025, we announced that GE Vernova will acquire the remaining fifty percent stake of Prolec GE, our unconsolidated joint venture with Xignux. Prolec GE is a leading grid equipment supplier, producing transformers across most ratings and voltages with approximately 10,000 global employees across seven manufacturing sites globally, including five in the U.S. Under the purchase agreement, GE Vernova will pay approximately $5.3 billion at closing, expected to be funded equally between cash and debt. The acquisition is expected to close by mid-2026, subject to the completion of customary regulatory approvals.
Tariffs. Throughout 2025, the United States and other countries imposed global tariffs. These tariffs and any future tariffs will result in additional costs to us. The current total estimated cost impact from the global tariffs as outlined is trending towards the lower end of approximately $300 million to $400 million for the full year 2025, after taking into consideration contractual protections and mitigating actions. The actual impact of the tariffs may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
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
•Evolving generation mix – The power industry is shifting from coal generation to more electricity generated from zero- or low-carbon energy sources, and an evolving balance of generation sources will be necessary to maintain a reliable, resilient, and affordable system.
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
2025 3Q FORM 10-Q 26
RESULTS OF OPERATIONS
Summary of Results. RPO was $135.3 billion and $117.7 billion as of September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, total revenues were $10.0 billion, an increase of $1.1 billion for the quarter. Net income (loss) was $0.5 billion, an increase of $0.6 billion in net income for the quarter, and net income (loss) margin was 4.5%. Diluted earnings (loss) per share was
$1.64 for the three months ended September 30, 2025, an increase in diluted earnings per share of $1.99 for the quarter. Cash flows from
(used for) operating activities were $2.5 billion and $1.7 billion for the nine months ended September 30, 2025 and 2024, respectively.
For the three months ended September 30, 2025, Adjusted EBITDA* was $0.8 billion, an increase of $0.6 billion. Free cash flow* was $1.9 billion and $1.1 billion for the nine months ended September 30, 2025 and 2024, respectively.
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated and combined financial statements for further information.

RPO	September 30, 2025	December 31, 2024	September 30, 2024
Equipment	$54,092	$43,047	$42,069
Services	81,177	75,976	75,678
Total RPO	$135,269	$119,023	$117,746
As of September 30, 2025, RPO increased $16.2 billion (14%) from December 31, 2024, primarily at Power, due to increases at Gas
Power due to Heavy-Duty Gas Turbine and Aeroderivative equipment and contractual services, and increases at Steam Power services and Hydro Power equipment, partially offset by a decrease at Steam Power equipment; at Electrification, primarily due to demand for switchgear, alternating current substation solutions, and transformers at Grid Solutions and synchronous condensers at Power Conversion
& Storage; partially offset at Wind, due to decreases in orders at Onshore Wind as U.S. customers dealt with policy uncertainty and decreases at Offshore Wind as we continue to execute on our contracts. RPO increased $17.5 billion (15%) from September 30, 2024, primarily at Power, due to increases at Gas Power equipment and services, and increases at Hydro Power equipment and Steam Power services, partially offset by a decrease at Steam Power equipment; at Electrification, due to demand for switchgear, high-voltage direct current solutions, alternating current substation solutions, and transformers at Grid Solutions and synchronous condensers at Power
Conversion & Storage; partially offset at Wind, due to decreases in orders at Onshore Wind as U.S. customers dealt with policy uncertainty, as well as selectivity in the international market, and decreases at Offshore Wind as we continue to execute on our contracts.

	Three months ended September 30		Nine months ended September 30
REVENUES	2025	2024	2025	2024
Equipment revenues	$5,880	$5,290	$14,971	$13,101
Services revenues	4,089	3,623	12,141	11,276
Total revenues	$9,969	$8,913	$27,112	$24,376
For the three months ended September 30, 2025, total revenues increased $1.1 billion (12%). Equipment revenues increased at
Electrification, primarily at Grid Solutions due to growth in high-voltage direct current solutions and switchgear volume and at Power
Conversion & Storage due to battery energy storage solutions; at Power, due to increases at Gas Power from Heavy-Duty Gas Turbine deliveries, project commissioning, and favorable price; partially offset at Wind, primarily at Offshore Wind due to the nonrecurrence of revenues recorded on the settlement of a previously canceled project as well as charges for the impact of blade events, both in the third quarter of 2024, partially offset by higher deliveries. Services revenues increased at Power, driven by Gas Power higher parts volume and favorable price; and at Electrification and Wind.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $0.9 billion (10%), organic equipment revenues* increased $0.5 billion (10%) and organic services revenues* increased $0.4 billion (11%). Organic revenues* increased at Electrification and Power, partially offset at Wind.
For the nine months ended September 30, 2025, total revenues increased $2.7 billion (11%). Equipment revenues increased at
Electrification, primarily at Grid Solutions due to growth in high-voltage direct current solutions, switchgear, and alternating current substation solutions volume and at Power Conversion & Storage; at Power, due to increases in Gas Power from Heavy-Duty Gas Turbine deliveries and favorable price, partially offset by lower Aeroderivative project commissioning. Wind equipment revenues were flat, primarily due to an increase at Onshore Wind due to delivery of more units, offset at Offshore Wind due to the nonrecurrence of revenues recorded on the settlement of a previously canceled project as well as charges for the impact of blade events, both in the third quarter of 2024.
Services revenues increased at Power, driven by Gas Power higher volume and favorable price; at Electrification, primarily due to growth at
Grid Solutions; and at Wind due to higher transactional services.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $3.0 billion (12%), organic equipment revenues* increased $2.0 billion (16%) and organic services revenues* increased $1.0 billion (9%). Organic revenues* increased at Power, Electrification, and Wind.
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 27

	Three months ended September 30		Nine months ended September 30
EARNINGS (LOSS)	2025	2024	2025	2024
Operating income (loss)	$366	$(359)	$787	$(122)
Net income (loss)	453	(99)	1,209	1,075
Net income (loss) attributable to GE Vernova	452	(96)	1,220	1,068
Adjusted EBITDA*	811	243	2,038	957
Diluted earnings (loss) per share(a)	$1.64	$(0.35)	$4.41	$3.85
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
For the three months ended September 30, 2025, operating income (loss) was $0.4 billion, a $0.7 billion increase, primarily due to: an increase in segment results at Wind of $0.3 billion, primarily at Onshore Wind due to more profitable equipment, price, and productivity, partially offset by the impact of tariffs, and increases at Offshore Wind due to lower contract losses, partially offset by the nonrecurrence of a gain recorded on the settlement of a previously canceled project in the third quarter of 2024; at Electrification of $0.2 billion, primarily due to volume, productivity, and favorable price at Grid Solutions; and at Power of $0.1 billion, primarily at Gas Power due to favorable price and increased productivity, partially offset by additional expenses to support investments at Gas Power and Nuclear Power and the impact of inflation.
Net income (loss) and Net income (loss) margin were $0.5 billion and 4.5%, respectively, for the three months ended September 30, 2025, an increase of $0.6 billion and 5.7%, respectively, for the quarter, primarily due to an increase in operating income (loss) of $0.7 billion and an increase in other income (expense) - net of $0.1 billion, partially offset by an increase in provision for income taxes of $0.3 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $0.8 billion and 8.1%, respectively, for the three months ended September 30,
2025, an increase of $0.6 billion and 5.4%, respectively, primarily driven by increases in segment results at Wind, Electrification, and
Power.
For the nine months ended September 30, 2025, operating income (loss) was $0.8 billion, a $0.9 billion increase, primarily due to: an increase in segment results at Electrification of $0.5 billion, primarily due to volume, productivity, and favorable price at Grid Solutions; at
Power of $0.5 billion, primarily at Gas Power and Steam Power due to favorable price, increased productivity, and higher volume, partially offset by additional expenses to support investments at Nuclear Power and Gas Power and the impact of inflation; and at Wind of $0.2 billion, primarily at Onshore Wind due to an increase in the units delivered, partially offset by the impact of tariffs, and increases at Offshore
Wind due to lower contract losses, partially offset by the nonrecurrence of a gain recorded on the settlement of a previously canceled project in the third quarter of 2024 and a termination of a supply agreement in the first quarter of 2025; partially offset by the nonrecurrence of $0.3 billion received related to an arbitration refund in the second quarter of 2024; the nonrecurrence of a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off; and higher corporate costs required to operate as a stand-alone public company.
Net income (loss) and Net income (loss) margin were $1.2 billion and 4.5%, respectively, for the nine months ended September 30, 2025, an increase of $0.1 billion and 0.1%, respectively, primarily due to an increase in operating income (loss) of $0.9 billion, partially offset by a decrease in other income (expense) - net of $0.6 billion driven by the nonrecurrence of a $0.9 billion pre-tax gain from the sale of a portion of Steam Power nuclear activities to Electricité de France S.A. (EDF) in the second quarter of 2024 and an increase in provision for income taxes of $0.2 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $2.0 billion and 7.5%, respectively, for the nine months ended September 30, 2025, an increase of $1.1 billion and 3.6%, respectively, primarily driven by increases in segment results at Electrification, Power, and Wind.
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 28
SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment EBITDA is determined based on performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to
assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude certain non-cash charges, such as depreciation and amortization, impairments and other matters, major restructuring programs, and certain gains and losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

	Three months ended September 30		Nine months ended September 30
SUMMARY OF REPORTABLE SEGMENTS	2025	2024	2025	2024
Power	$4,838	$4,206	$14,019	$12,696
Wind	2,647	2,891	6,742	6,592
Electrification	2,601	1,928	6,682	5,369
Eliminations and other	(119)	(112)	(330)	(281)
Total revenues	$9,969	$8,913	$27,112	$24,376

Segment EBITDA
Power	$645	$499	$1,931	$1,457
Wind	(61)	(317)	(373)	(607)
Electrification	393	201	929	396
Corporate and other(a)	(166)	(140)	(448)	(290)
Adjusted EBITDA*(b)	$811	$243	$2,038	$957
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
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 29
POWER

	Three months ended September 30		Nine months ended September 30
Orders in units	2025	2024	2025	2024
Gas Turbines	29	29	114	78
Heavy-Duty Gas Turbines	20	14	69	44
HA-Turbines	13	9	28	21
Aeroderivatives	9	15	45	34
Gas Turbine Gigawatts	7.4	5.1	19.6	14.1

	Three months ended September 30		Nine months ended September 30
Sales in units	2025	2024	2025	2024
Gas Turbines	20	18	60	50
Heavy-Duty Gas Turbines	14	13	44	31
HA-Turbines	6	5	19	7
Aeroderivatives	6	5	16	19
Gas Turbine Gigawatts	4.0	3.3	12.2	7.1

RPO	September 30, 2025	December 31, 2024	September 30, 2024
Equipment	$18,977	$12,461	$11,392
Services	65,083	60,890	59,911
Total RPO	$84,060	$73,351	$71,303
RPO as of September 30, 2025 increased $10.7 billion (15%) from December 31, 2024, primarily at Gas Power due to Heavy-Duty Gas
Turbine and Aeroderivative equipment and contractual services, and increases at Steam Power services and Hydro Power equipment, partially offset by a decrease at Steam Power equipment. RPO increased $12.8 billion (18%) from September 30, 2024, primarily at Gas
Power due to increases in equipment and services, and increases in Hydro Power equipment and Steam Power services, partially offset by a decrease at Steam Power equipment.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2025	2024	2025	2024
Gas Power	$3,923	$3,466	$11,386	$9,966
Nuclear Power	251	167	640	618
Hydro Power	223	181	581	544
Steam Power	442	393	1,413	1,569
Total segment revenues	$4,838	$4,206	$14,019	$12,696

Equipment	$1,744	$1,426	$4,740	$3,912
Services	3,094	2,781	9,279	8,784
Total segment revenues	$4,838	$4,206	$14,019	$12,696

Segment EBITDA	$645	$499	$1,931	$1,457
Segment EBITDA margin	13.3%	11.9%	13.8%	11.5%
For the three months ended September 30, 2025, segment revenues were up $0.6 billion (15%) and segment EBITDA was up $0.1 billion (29%).
Segment revenues increased $0.6 billion (14%) organically*, primarily at Gas Power equipment due to increases in Heavy-Duty Gas
Turbine equipment deliveries, project commissioning, and favorable price, and at Gas Power services due to higher parts volume and favorable price.
Segment EBITDA increased $0.1 billion (27%) organically*, primarily at Gas Power due to favorable price and increased productivity, partially offset by additional expenses to support investments at Gas Power and Nuclear Power and the impact of inflation.
For the nine months ended September 30, 2025, segment revenues were up $1.3 billion (10%) and segment EBITDA was up $0.5 billion (33%).
Segment revenues increased $1.6 billion (13%) organically*, primarily at Gas Power equipment due to increases in Heavy-Duty Gas
Turbine equipment deliveries and favorable price, partially offset by lower Aeroderivative project commissioning, and increases in Gas
Power services due to higher volume and favorable price.
Segment EBITDA increased $0.3 billion (19%) organically*, primarily at Gas Power and Steam Power due to favorable price, increased productivity, and higher volume, partially offset by additional expenses to support investments at Nuclear Power and Gas Power and the impact of inflation.
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 30
WIND

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore Wind orders in units	2025	2024	2025	2024
Wind Turbines	156	249	560	870
Repower Units	139	132	344	378
Wind Turbine and Repower Units Gigawatts	0.9	1.2	2.7	3.8

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore Wind sales in units	2025	2024	2025	2024
Wind Turbines	476	515	1,103	1,108
Repower Units	158	182	444	246
Wind Turbine and Repower Units Gigawatts	2.1	2.4	5.1	5.1

RPO	September 30, 2025	December 31, 2024	September 30, 2024
Equipment	$8,782	$10,720	$12,182
Services	12,726	11,962	12,788
Total RPO	$21,508	$22,682	$24,969
RPO as of September 30, 2025 decreased $1.2 billion (5%) from December 31, 2024, primarily due to a decrease in orders at Onshore
Wind as U.S. customers dealt with policy uncertainty and decreases at Offshore Wind as we continue to execute on our contracts. RPO decreased $3.5 billion (14%) from September 30, 2024, primarily due to decreases in orders at Onshore Wind as U.S. customers dealt with policy uncertainty, as well as selectivity in the international market, and decreases at Offshore Wind as we continue to execute on our contracts.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2025	2024	2025	2024
Onshore Wind	$2,402	$2,355	$5,947	$4,974
Offshore Wind	195	388	624	1,183
LM Wind Power	51	148	171	436
Total segment revenues	$2,647	$2,891	$6,742	$6,592

Equipment	$2,203	$2,494	$5,412	$5,394
Services	445	397	1,331	1,198
Total segment revenues	$2,647	$2,891	$6,742	$6,592

Segment EBITDA	$(61)	$(317)	$(373)	$(607)
Segment EBITDA margin	(2.3)%	(11.0)%	(5.5)%	(9.2)%
For the three months ended September 30, 2025, segment revenues were down $0.2 billion (8%) and segment EBITDA was up
$0.3 billion (81%).
Segment revenues decreased $0.3 billion (9%) organically*, primarily at Offshore Wind due to the nonrecurrence of revenues recorded on the settlement of a previously canceled project of $0.5 billion as well as charges for the impact of blade events, both in the third quarter of
2024, partially offset by higher deliveries. This was partially offset by increases at Onshore Wind services.
Segment EBITDA increased $0.3 billion (99%) organically*, primarily at Onshore Wind due to more profitable equipment, price, and productivity, partially offset by the impact of tariffs, and increases at Offshore Wind due to lower contract losses of $0.5 billion, partially offset by the nonrecurrence of a gain recorded on the settlement of a previously canceled project of $0.3 billion in the third quarter of 2024.
For the nine months ended September 30, 2025, segment revenues were up $0.2 billion (2%) and segment EBITDA was up $0.2 billion (39%).
Segment revenues increased $0.2 billion (2%) organically*, primarily at Onshore Wind in the U.S. market due to delivery of more units and higher transactional services, partially offset by delivery of fewer units as selectivity continues in the international market, and decreases at
Offshore Wind due to the nonrecurrence of revenues recorded on the settlement of a previously canceled project of $0.5 billion as well as charges for the impact of blade events, both in the third quarter of 2024.
Segment EBITDA increased $0.3 billion (47%) organically*, primarily at Onshore Wind due to an increase in the units delivered, partially offset by the impact of tariffs, and increases at Offshore Wind due to lower contract losses of $0.5 billion, partially offset by the nonrecurrence of a gain recorded on the settlement of a previously canceled project of $0.3 billion in the third quarter of 2024 and a termination of a supply agreement in the first quarter of 2025.
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 31
ELECTRIFICATION

RPO	September 30, 2025	December 31, 2024	September 30, 2024
Equipment	$26,455	$20,005	$18,624
Services	3,725	3,448	3,288
Total RPO	$30,179	$23,453	$21,912
RPO as of September 30, 2025 increased $6.7 billion (29%) from December 31, 2024, primarily due to demand for switchgear, alternating current substation solutions, and transformers at Grid Solutions and synchronous condensers at Power Conversion & Storage. RPO increased $8.3 billion (38%) from September 30, 2024, primarily due to demand for switchgear, high-voltage direct current solutions, alternating current substation solutions, and transformers at Grid Solutions and synchronous condensers at Power Conversion & Storage.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2025	2024	2025	2024
Grid Solutions	$1,747	$1,270	$4,591	$3,521
Power Conversion & Storage	621	440	1,413	1,202
Electrification Software	234	218	678	646
Total segment revenues	$2,601	$1,928	$6,682	$5,369

Equipment	$2,035	$1,451	$5,100	$3,967
Services	566	477	1,582	1,402
Total segment revenues	$2,601	$1,928	$6,682	$5,369

Segment EBITDA	$393	$201	$929	$396
Segment EBITDA margin	15.1%	10.4%	13.9%	7.4%
For the three months ended September 30, 2025, segment revenues were up $0.7 billion (35%) and segment EBITDA was up $0.2 billion (96%).
Segment revenues increased $0.6 billion (32%) organically*, primarily at Grid Solutions due to growth in high-voltage direct current solutions and switchgear, and at Power Conversion & Storage due to battery energy storage solutions.
Segment EBITDA increased $0.2 billion organically*, primarily due to volume, productivity, and favorable price at Grid Solutions.
For the nine months ended September 30, 2025, segment revenues were up $1.3 billion (24%) and segment EBITDA was up $0.5 billion.
Segment revenues increased $1.3 billion (24%) organically*, primarily at Grid Solutions due to growth in high-voltage direct current solutions, switchgear, and alternating current substation solutions volume and at Power Conversion & Storage.
Segment EBITDA increased $0.5 billion organically*, primarily due to volume, productivity, and favorable price at Grid Solutions.
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $1.9 billion and $1.1 billion for the three months ended and $5.2 billion and $4.0 billion for the nine months ended September 30, 2025 and 2024, respectively. Gross margin was 19.0% and 12.4% for the three months ended and 19.2% and 16.3% for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross profit for the quarter was due to an increase at Wind primarily at Onshore Wind due to more profitable equipment, price, and productivity, partially offset by the impact of tariffs, and increased at Offshore Wind due to lower incremental contract losses, partially offset by the nonrecurrence of a gain recorded on the settlement of a previously canceled project in the third quarter of 2024; at Electrification due to higher volume, productivity, and favorable price primarily at Grid Solutions; and at Power primarily at Gas Power and Steam Power from favorable price and increased productivity, partially offset by the impact of inflation. The increase in gross profit for the year was due to increases at Electrification, Power, and Wind due to the reasons described above, partially offset by a termination of a supply agreement in Offshore Wind in the first quarter of
2025.
Selling, General, and Administrative. Selling, general, and administrative costs were $1.2 billion for both the three months ended and
$3.6 billion and $3.4 billion for the nine months ended and comprised 12.3% and 13.8% of revenues for the three months ended and 13.3%
and 13.8% of revenues for the nine months ended September 30, 2025 and 2024, respectively. Selling, general, and administrative costs were flat for the quarter, primarily due to cost reduction activities offset by labor inflation. The decrease in costs for the year was attributable to cost reduction initiatives, and the nonrecurrence of the sale of a portion of Steam Power nuclear activities to EDF, partially offset by the nonrecurrence of $0.3 billion received related to an arbitration refund in 2024, higher stock-based compensation, labor inflation, and higher corporate costs.
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
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 32
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was less than $0.1 billion in income for both the three months ended and $0.1 billion in income for both the nine months ended September 30, 2025 and 2024, respectively. The increase in income for the quarter was driven by higher average balance of invested funds. The increase in income for the year is driven by the reason described above, partially offset by the nonrecurrence of interest income received from an arbitration refund in
2024. The primary components of net interest and other financial income (charges) are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. Our effective tax rate was 39.2% and 29.8% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions and the finalization of the Company's pre-Spin-Off tax attributes that increased the Company's current provision for income taxes, partially offset by an income tax benefit from stock-based compensation.
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
The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by a lower effective tax rate on a foreign pre-tax gain from the sale of a portion of Steam Power nuclear activities to EDF which was completed in the second quarter of 2024.
We regularly assess the realizability of our deferred tax assets based on all available evidence both positive and negative. Based on our assessment of the realizability of our deferred tax assets as of September 30, 2025, we continue to maintain valuation allowances against our deferred tax assets in the U.S. and certain foreign jurisdictions, primarily due to cumulative losses in those jurisdictions. Given the current year profit and anticipated future profitability in the U.S., it is reasonably possible that the continued improvement in our U.S.
operations could result in the positive evidence necessary to warrant the release of a significant portion of our U.S. valuation allowance in the fourth quarter of 2025. A release of the valuation allowance would result in the recognition of certain U.S. deferred tax assets and a corresponding benefit in our provision for income taxes in the period the release occurs. See Note 15 in the Notes to the consolidated and combined financial statements for further information.
CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our
Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. As of September 30, 2025, our Cash, cash equivalents, and restricted cash was $7.9 billion, $0.4 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On September 25, 2025, the Board of Directors declared a $0.25 per share quarterly dividend on our outstanding common stock, payable on November 17, 2025, to stockholders of record as of October 20, 2025. On December 10, 2024, the Board of Directors authorized up to
$6 billion of common stock repurchases. In connection with this authorization, we repurchased 1.1 million shares and 6.3 million shares for
$0.7 billion and $2.2 billion during the three and nine months ended September 30, 2025, respectively. Although we intend to fund priorities that profitably grow the company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program. The declaration of any future dividends is at the discretion of our Board of Directors and will be based on our earnings, financial condition, cash requirements, prospects, and other factors. The amount and timing of any future share repurchases under our share repurchase program will be based on the trading price and volume of our shares of common stock and other market factors as well as our earnings, financial condition, cash requirements, prospects, alternative uses for our cash, and other factors.
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
will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

	Nine months ended September 30
FREE CASH FLOW (NON-GAAP)	2025	2024
Cash from (used for) operating activities (GAAP)	$2,508	$1,662
Add: Gross additions to property, plant, and equipment and internal-use software	(606)	(533)
Free cash flow (Non-GAAP)	$1,902	$1,129
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 33
Cash from operating activities was $2.5 billion and $1.7 billion for the nine months ended September 30, 2025 and 2024, respectively.
Cash from operating activities increased by $0.8 billion in 2025 compared to 2024, primarily driven by: higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, and (gains) losses on purchases and sales of business interests) of $0.6 billion, including the nonrecurrence of a $0.3 billion cash refund received in connection with an arbitration proceeding in the second quarter of
2024; an increase from contract liabilities and current deferred income of $0.8 billion, primarily due to higher down payments on orders and slot reservation agreements at Power, and the nonrecurrence of the settlement of a previously canceled project at Offshore Wind in 2024, partially offset by higher liquidations on projects at Onshore Wind; an increase from current receivables of $0.5 billion, primarily due to higher collections, partially offset by higher billings; partially offset by a decrease from All other operating activities of $(0.8) billion, primarily due to lower contract losses at Offshore Wind and an increase in long-term receivables related to advanced manufacturing credits; and a decrease from current contract assets of $(0.4) billion, primarily due to revenue recognition exceeding billings.
Cash from operating activities of $2.5 billion for the nine months ended September 30, 2025 included a $1.8 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$2.4 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by higher net revenue recognition at Wind; accounts payable and equipment project payables of $0.6 billion, driven by reductions in prepayments and purchases of materials outpacing disbursements primarily at Electrification; current receivables of
$0.6 billion, driven by lower billings and higher utilization of supplier advances at Wind, and collections outpacing billings at Power, including a decrease in past dues; inventories of $(1.0) billion, primarily due to volume to support fulfillment and deliveries expected in the fourth quarter of 2025 and in 2026 primarily at Gas Power and Onshore Wind; and current contract assets of $(0.7) billion, driven by revenue recognition exceeding billings on our equipment and other service agreements.
Cash from operating activities of $1.7 billion for the nine months ended September 30, 2024 included a $0.9 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$1.7 billion, driven by down payments and collections on several large projects in Grid Solutions at Electrification, and net collections at
Power, partially offset by liquidations and the settlement of a previously canceled project at Wind; accounts payable and equipment project payables of $0.6 billion due to purchases of materials outpacing disbursements and reductions in prepayments, partially offset by settlements of payables with GE prior to the Spin-Off; inventories of $(1.2) billion, primarily in Gas Power, to support fulfillment and deliveries expected in the fourth quarter of 2024 and in 2025; and current contract assets of $(0.2) billion, driven by revenue recognition exceeding billings on our equipment and other service agreements in Electrification and Power.
Cash from (used for) investing activities was $(0.4) billion and $0.1 billion for the nine months ended September 30, 2025 and 2024, respectively. Cash used for investing activities increased by $0.5 billion in 2025 compared to 2024 primarily driven by: the nonrecurrence of the Steam Power business sale of part of its nuclear activities to EDF in our Power segment of $0.6 billion; partially offset by higher sales of and distributions from equity method investments of $0.2 billion, driven by the sale of an approximately 5% equity interest in China XD
Electric Co., Ltd. during 2025. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was
$0.6 billion and $0.5 billion for the nine months ended September 30, 2025 and 2024, respectively.
Cash from (used for) financing activities was $(2.6) billion and $3.5 billion for the nine months ended September 30, 2025 and 2024, respectively. Cash used for financing activities increased by $6.1 billion in 2025 compared to 2024 primarily driven by: the nonrecurrence of transfers from parent of $2.9 billion; cash settlements for share repurchases of $2.2 billion in 2025; the nonrecurrence of proceeds from the sale of an approximately 16% equity interest in GE Vernova T&D India Ltd. in the third quarter of 2024 of $0.7 billion; and dividends paid of
$0.2 billion in 2025.
Material Cash Requirements. In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. See Notes 7 and 21 in the Notes to the consolidated and combined financial statements for further information regarding our obligations under lease and guarantee arrangements as well as our investment commitments. See Note 13 in the Notes to the consolidated and combined financial statements for further information regarding material cash requirements related to our pension obligations.
Debt. Total debt, excluding finance leases, was less than $0.1 billion and $0.1 billion as of September 30, 2025 and December 31, 2024, respectively. We have a $3.0 billion Revolving Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit
Facilities). The Trade Finance Facility has not been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April
2, 2024, and see Note 21 in the Notes to the consolidated and combined financial statements.
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
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 34
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
If we are unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. As of September
30, 2025, we estimated an insignificant liquidity impact of a ratings downgrade below investment grade.
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
As of September 30, 2025, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $10 billion, an over 71% reduction since the Spin-Off. We expect approximately $7 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
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
2025 3Q FORM 10-Q 35
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
For the three months ended September 30	2025	2024	V%	2025	2024	V%	2025	2024	V pts
Power (GAAP)	$4,838	$4,206	15%	$645	$499	29%	13.3%	11.9%	1.4pts
Less: Acquisitions	—	—		2	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	49	3		47	29
Power organic (Non-GAAP)	$4,789	$4,204	14%	$596	$470	27%	12.4%	11.2%	1.2pts

Wind (GAAP)	$2,647	$2,891	(8)%	$(61)	$(317)	81%	(2.3)%	(11.0)%	8.7pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	29	2		(59)	(7)
Wind organic (Non-GAAP)	$2,619	$2,888	(9)%	$(2)	$(311)	99%	(0.1)%	(10.8)%	10.7pts

Electrification (GAAP)	$2,601	$1,928	35%	$393	$201	96%	15.1%	10.4%	4.7pts
Less: Acquisitions	2	—		(3)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	62	6		(3)	4
Electrification organic (Non-GAAP)	$2,537	$1,922	32%	$399	$197	F	15.7%	10.2%	5.5pts
(a) Includes intersegment sales of $130 million and $120 million for the three months ended September 30, 2025 and 2024, respectively.
    See Note 23 in the Notes to the consolidated and combined financial statements for further information.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
For the nine months ended September 30	2025	2024	V%	2025	2024	V%	2025	2024	V pts
Power (GAAP)	$14,019	$12,696	10%	$1,931	$1,457	33%	13.8%	11.5%	2.3pts
Less: Acquisitions	—	—		4	—
Less: Business dispositions	—	308		—	(41)
Less: Foreign currency effect	49	8		100	(31)
Power organic (Non-GAAP)	$13,969	$12,380	13%	$1,827	$1,529	19%	13.1%	12.4%	0.7pts

Wind (GAAP)	$6,742	$6,592	2%	$(373)	$(607)	39%	(5.5)%	(9.2)%	3.7pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	(15)	(7)		(72)	(41)
Wind organic (Non-GAAP)	$6,757	$6,599	2%	$(301)	$(566)	47%	(4.5)%	(8.6)%	4.1pts

Electrification (GAAP)	$6,682	$5,369	24%	$929	$396	F	13.9%	7.4%	6.5pts
Less: Acquisitions	4	—		(4)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	42	14		8	—
Electrification organic (Non-GAAP)	$6,636	$5,356	24%	$924	$396	F	13.9%	7.4%	6.5pts
(a) Includes intersegment sales of $361 million and $317 million for the nine months ended September 30, 2025 and 2024, respectively.
See Note 23 in the Notes to the consolidated and combined financial statements for further information.

	Three months ended September 30			Nine months ended September 30
ORGANIC REVENUES (NON-GAAP)	2025	2024	V%	2025	2024	V%
Total revenues (GAAP)	$9,969	$8,913	12%	$27,112	$24,376	11%
Less: Acquisitions	2	—		4	—
Less: Business dispositions	—	—		—	308
Less: Foreign currency effect	140	11		77	15
Organic revenues (Non-GAAP)	$9,826	$8,902	10%	$27,031	$24,053	12%
2025 3Q FORM 10-Q 36

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2025	2024	V%	2025	2024	V%
Total equipment revenues (GAAP)	$5,880	$5,290	11%	$14,971	$13,101	14%
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	171
Less: Foreign currency effect	88	8		25	7
Equipment organic revenues (Non-GAAP)	$5,792	$5,282	10%	$14,946	$12,923	16%

Total services revenues (GAAP)	$4,089	$3,623	13%	$12,141	$11,276	8%
Less: Acquisitions	2	—		4	—
Less: Business dispositions	—	—		—	138
Less: Foreign currency effect	52	3		52	8
Services organic revenues (Non-GAAP)	$4,034	$3,620	11%	$12,086	$11,129	9%
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
Adjusted EBITDA margin* and Adjusted organic EBITDA margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)
	Three months ended September 30			Nine months ended September 30
	2025	2024	V%	2025	2024	V%
Net income (loss) (GAAP)	$453	$(99)	F	$1,209	$1,075	12%
Add: Restructuring and other charges	83	209		192	419
Add: (Gains) losses on purchases and sales of business interests(a)	(113)	—		(131)	(842)
Add: Separation costs (benefits)(b)	43	27		122	(64)
Add: Arbitration refund(c)	—	—		—	(254)
Add: Non-operating benefit income	(115)	(130)		(340)	(399)
Add: Depreciation and amortization(d)	212	289		617	734
Add: Interest and other financial (income) charges – net(e)(f)	(44)	(35)		(141)	(93)
Add: Provision (benefit) for income taxes(f)	292	(17)		510	380
Adjusted EBITDA (Non-GAAP)	$811	$243	F	$2,038	$957	F

Net income (loss) margin (GAAP)	4.5%	(1.1)%	5.6 pts	4.5%	4.4%	0.1 pts
Adjusted EBITDA margin (Non-GAAP)	8.1%	2.7%	5.4 pts	7.5%	3.9%	3.6 pts

(a) Includes unrealized (gains) losses related to our interest in China XD Electric Co., Ltd, recorded in Net interest and investment income (loss) which is part of Other income (expense) - net. See Note 18 for further information.
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
(f) Excludes interest expense (income) of zero and $(1) million and benefit (provision) for income taxes of zero and $6 million for the three months ended September 30, 2025 and 2024, respectively, as well as excludes interest expense (income) of $(1) million and
$11 million and benefit (provision) for income taxes of $(4) million and $70 million for the nine months ended September 30, 2025 and 2024, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 37

ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2025	2024	V%	2025	2024	V%
Adjusted EBITDA (Non-GAAP)	$811	$243	F	$2,038	$957	F
Less: Acquisitions	(1)	—		1	—
Less: Business dispositions	—	—		—	(41)
Less: Foreign currency effect	(21)	16		28	(77)
Adjusted organic EBITDA (Non-GAAP)	$833	$227	F	$2,010	$1,074	87%

Adjusted EBITDA margin (Non-GAAP)	8.1%	2.7%	5.4 pts	7.5%	3.9%	3.6 pts
Adjusted organic EBITDA margin (Non-GAAP)	8.5%	2.5%	6.0 pts	7.4%	4.5%	2.9 pts
See “—Capital Resources and Liquidity” for discussion of free cash flow*.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from fluctuations of foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities. The effects of foreign currency fluctuations on earnings were less than $(0.1) billion and less than
$0.1 billion for the three months ended and less than $0.1 billion and $(0.1) billion for the nine months ended September 30, 2025 and
2024, respectively. For more information about foreign exchange risk, interest rate risk, and commodity risk see Item 7A. "Quantitative and
Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2025, the Company continued to exit from various transition service agreements with GE Aerospace primarily related to information technology systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company, including certain general information technology controls in connection with information technology environment changes. Other than those discussed in the preceding sentences, no change in the Company’s internal control over financial reporting occurred during the quarter ended September
30, 2025, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 38
PART II
ITEM 1. LEGAL PROCEEDINGS. See Note 21 in the Notes to the consolidated and combined financial statements for information relating to legal matters.
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
and does not have an expiration date. We repurchased 1.1 million shares for $658 million during the three months ended September 30,
2025 under this authorization.
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization (in millions)
July	85	$555.80	85	$4,367
August	738	612.94	738	3,914
September	273	577.28	273	3,757
Total	1,097	$599.61	1,097
Between July 1, 2025 and July 22, 2025, participants in the Company’s Retirement Savings Plan (RSP) purchased approximately 1.1 million stock fund units in the GE Vernova Common Stock Fund (the equivalent of approximately 80,000 shares of Company common stock) for an aggregate purchase price of approximately $43 million. The offers and sales of these securities during this time period were not deemed registered under the Securities Act, because the prospectus contained in the original Registration Statement on Form S-1 relating to such securities had not been timely updated. On July 23, 2025, the Company filed a post-effective amendment to the Form S-1 on Form S-8, which updated the prospectus in the as-amended registration statement, thereby ensuring that all offers and sales from such date are registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.
2025 3Q FORM 10-Q 39
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
3.2 By laws (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2024, File No. 001-41966).
10.1 Amendment to offer letter with Steven Baert (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, File No. 001-41966).*
10.2 Offer letter with Lola Lin (filed herewith).*
10.3 Amended and Restated GE Vernova Annual Incentive Plan (formerly the GE Vernova Annual Executive Incentive Plan) (filed herewith).*
31.1 Rule 13a-14(a) certification (filed herewith).
31.2 Rule 13a-14(a) certification (filed herewith).
32.1 Section 1350 certification (furnished herewith).
101.1 The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated and Combined Statement of Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (ii) Consolidated and Combined Statement of Financial Position at September 30,
2025 and December 31, 2024, (iii) Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) Consolidated and Combined Statement of Comprehensive Income (Loss) for the three and nine months ended September
30, 2025 and 2024, (v) Consolidated and Combined Statement of Changes in Equity for the three and nine months ended September 30,
2025 and 2024, and (vi) Notes to Consolidated and Combined Financial Statements.

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
2025 3Q FORM 10-Q 40
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 22, 2025	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Controller and Chief Accounting Officer Principal Accounting Officer