Form 10-K
period 2025-12-31
GE Vernova Inc.
filed 2026-01-29
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and
"emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $144.0 billion. There were 269,529,464 shares of common stock with a par value of $0.01 outstanding at December 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant's 2026 Annual Meeting of Stockholders (2026 Proxy Statement) to be
filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
Part I			4
Item 1. Business			4
Item 1A. Risk Factors			10
Item 1B. Unresolved Staff Comments			20
Item 1C. Cybersecurity			20
Item 2. Properties			21
Item 3. Legal Proceedings			21
Item 4. Mine Safety Disclosures			21
Part II			22
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities			22
Item 6. [Reserved]			22
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations			23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk			35
Item 8. Financial Statements and Supplementary Data			36
Auditor's Report			36
Consolidated and Combined Statement of Income (Loss)			38
Consolidated and Combined Statement of Financial Position			39
Consolidated and Combined Statement of Cash Flows			40
Consolidated and Combined Statement of Comprehensive Income (Loss)			41
Consolidated and Combined Statement of Changes in Equity			42
Note	1	Organization and Basis of Presentation	43
Note	2	Summary of Significant Accounting Policies	44
Note	3	Assets and Liabilities Held for Sale	48
Note	4	Current and Long-Term Receivables	49
Note	5	Inventories, Including Deferred Inventory Costs	49
Note	6	Property, Plant, and Equipment	50
Note	7	Leases	50
Note	8	Goodwill and Other Intangible Assets	51
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	51
Note	10	Current and All Other Assets	52
Note	11	Equity Method Investments	53
Note	12	Accounts Payable and Equipment Project Payables	54
Note	13	Postretirement Benefit Plans	54
Note	14	Current and All Other Liabilities	59
Note	15	Income Taxes	60
Note	16	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	64
Note	17	Share-Based Compensation	64
Note	18	Earnings Per Share Information	65
Note	19	Other Income (Expense) – Net	66
Note	20	Financial Instruments	66
Note	21	Variable Interest Entities (VIEs)	68
Note	22	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	68
Note	23	Restructuring Charges and Separation Costs	69
Note	24	Segment and Geographical Information	70
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure			73
Item 9A. Controls and Procedures			73
Item 9B. Other Information			73
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections			73
Part III			74
Item 10. Directors, Executive Officers, and Corporate Governance			74
Item 11. Executive Compensation			74
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters			74
Item 13. Certain Relationships and Related Transactions and Director Independence			74
Item 14. Principal Accountant Fees and Services			74
Part IV			75
Item 15. Exhibits and Financial Statement Schedules			75
Item 16. Form 10-K Summary			76
Signatures			77
2025 FORM 10-K 3
FORWARD-LOOKING STATEMENTS. This annual report of GE Vernova Inc. (the Company, GE Vernova, our, we, or us) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “guidance”, "outlook", “anticipate”,
“intend”, “plan”, “estimate”, “will”, “may”, and negatives or derivatives of these or similar expressions. These forward-looking statements may include, among others, statements about our future performance, anticipated growth, and expectations in our business; the energy transition; the demand for our products and services; our technologies and ability to innovate, anticipate, and address customer demands;
our ability to increase production capacity, efficiencies, and quality; our underwriting and risk management; the estimated impact of tariffs;
our product quality and costs; our cost management efforts; tax incentives; customer orders and commitments; project execution and timelines; our actual and planned investments, including in research and development, capital expenditures, joint ventures and other collaborations with third parties; our ability to meet our sustainability goals and targets; levels of global infrastructure spending; government policies; our expected cash generation and management; our lean operating model; our capital allocation framework, including organic and inorganic investments, share repurchases and dividends; our restructuring programs; disputes, litigation, arbitration, and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings.
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
•Quality issues or safety failures among our products, solutions, or services;
•Significant supply chain or logistics disruptions, including cost or availability of materials or components;
•Disruptions or capacity constraints at our manufacturing or operating facilities;
•Our ability to manage our costs and achieve anticipated cost savings;
•Our ability to execute and estimate long-term service obligations;
•Our ability to successfully compete;
•Our ability to innovate and successfully commercialize new technologies and manage our product cycles;
•Achieving expected benefits from strategic transactions, joint ventures, and other third-party collaborations;
•Issues with grid connectivity or our customers’ ability to sell generated electricity;
•Our ability to manage customer and counterparty relationships and contracts;
•Our ability to maintain our investment grade credit ratings;
•Our access to capital or credit markets or other financing on acceptable terms;
•Decarbonization and energy-transition dynamics;
•Changes in energy, environmental, and tax laws and policies;
•Challenges of operating globally, including complex legal, regulatory, and compliance risks;
•Natural disasters, physical effects of climate change, pandemics, and other emergencies;
•Geopolitical events;
•Our ability to meet sustainability expectations, standards, and goals;
•International trade policies;
•Our ability to obtain, maintain, and comply with approvals, licenses, and permits;
•Our ability to comply with laws and regulations and related compliance costs;
•Impacts from claims, litigation, regulatory proceedings, and enforcement actions;
•Our ability to attract and retain highly qualified personnel and impacts from any labor disputes or actions;
•Our ability to secure, deploy, and protect our intellectual property rights and defend against third-party claims;
•Foreign currency impacts;
•Our ability to realize the benefits from our spin-off from, and our obligations to, General Electric Company;
•Our capital allocation plans, including the timing and amount of any dividends, share repurchases, acquisitions, organic investments, and other priorities;
•The price, availability, volatility, and trading volumes of our common stock;
•The amount and timing of our cash flows and earnings;
•The impact of cybersecurity or data security incidents; and
•Other changes in macroeconomic and market conditions and volatility.
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
2025 FORM 10-K 4
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
Our company strategy is focused on:
•Delivering on global sustainability by developing, providing, and servicing technologies that enable electrification and decarbonization.
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
•Allocating capital as a whole and within our various businesses – focused on generating cash flow to invest in our core businesses, invest in targeted mergers and acquisitions (M&A), and return at least 1/3 of our cash generation to our stockholders.
SUSTAINABILITY. As a company whose technology base helps generate approximately 25% of the world’s electricity, our integration of sustainability into our core business strategy and culture reflects our mission to electrify to thrive and decarbonize the world.
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
2025 FORM 10-K 5
COMPETITION. We believe GE Vernova's businesses' ability to supply the electric power industry with a broad array of advanced technologies for an intelligent, sustainable power system that help customers accelerate the energy transition is a key differentiator among various competitors. Due to increasing demand exceeding available capacity for products and services that supply the electrical power industry, we face growing competition from emerging threats. The continuing ability to reduce cycle times and ensure available capacity is expected to allow us to remain competitive as demand for our products and services grows significantly. In addition, continued investment in our products and services and emerging technologies is necessary for us to successfully compete and deliver economic value and performance to our customers through efficiency, reliability, and affordability.
Our businesses operate in highly competitive markets. We compete based on product performance, quality, branding, service, and/or price across the industries and geographies served. Various companies compete with us across single or multiple products and services.
Key Power segment competitors include Siemens Energy, Mitsubishi Power, Westinghouse, Framatome, and Rolls-Royce.
Key Wind segment competitors include Vestas, Siemens-Gamesa, Nordex, Envision, and Goldwind.
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
We believe that gas power plays an essential role in the energy transition, serving as a fundamental source of reliable and dispatchable power to support industrialization, grid stability needs, and rising electricity demand from hyperscalers and data centers.
As of December 31, 2025, our fundamentals remained strong with approximately $94.4 billion in remaining performance obligations (RPO)
and a gas turbine installed base of approximately 7,000 units with approximately 1,800 units under long-term service agreements and an average remaining contract life of approximately 10 years. As of December 31, 2025, we had 51 HA-Turbines in RPO, 43 being installed and commissioned, and 126 HA-Turbines in our installed base with approximately 3.6 million operating hours.
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
We continue to invest in new product development. In Nuclear Power, we have an agreement with a customer for the deployment of small modular nuclear reactor (SMR) technology, making it the first commercial contract of its kind in North America. We are also in discussion with the U.S. Administration regarding the development of SMRs. SMRs have the potential to reduce nuclear power plant costs and cycle times through their standardized and modularized design. In Gas Power, we are committed to long-term investments to meet our growing demand from our customers by enhancing production capacity at existing factories to address the increasing need for both equipment and services. We continue to invest in technologies and decarbonization pathways to deliver lower carbon-emitting and more reliable power, launching our first commercial direct air capture deployment with a collaborator, using GE Vernova’s proprietary solid sorbent technology.
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
Onshore Wind - delivers wind turbines, technology, and services for the onshore wind power industry by focusing on workhorse products in select geographies, while continuing to innovate the technology to create wind turbines suitable for various markets and environmental conditions. Our workhorse products include our 2.8-127m, 3.6-154m, 6.1-158m, and 6.0-164m onshore units. Wind services assists customers in improving cost, capacity, and performance of their assets over the lifetime of their fleets, utilizing digital infrastructure to monitor, predict, and optimize wind farm energy performance.
2025 FORM 10-K 6
Offshore Wind - provides offshore wind power technologies and wind farm development for the offshore wind power sector. Our workhorse product in the offshore market is our Haliade-X 220m offshore unit.
LM Wind Power - designs, produces, and tests wind turbine blades.
As we focus on providing carbon-free electricity reliably and at scale, we have simplified our segment management structure and portfolio of product offerings, focusing on fewer and more reliable workhorse products. Our workhorse products account for approximately 75% of our equipment RPO at December 31, 2025. Included in our RPO are services agreements on approximately 24,000 of our onshore wind turbines, from an installed base of approximately 59,000 units.
At Onshore Wind, we are growing our installed base by focusing on customers and markets that best align with our product offering, design philosophy, and supply chain footprint. The U.S. market currently represents approximately 60% of Onshore Wind's equipment RPO. This market has seen various changes related to sector-specific tariffs and production tax credits, increasing short-term demand volatility. We monitor government actions for any changes that could adversely impact wind turbine manufacturers, while making strategic investment decisions that both preserve and enhance our competitive position in this market. In parallel, we are growing our international equipment profitability by selling established workhorse products in markets where we have a competitive advantage. Finally, we continue to make investments to improve our fleet availability and services profitability.
At Offshore Wind, we continue to experience pressure related to our project costs and execution timelines, as we deliver on our existing backlog. On December 22, 2025, the United States Department of Interior announced that it is pausing the leases for all large-scale offshore wind projects under construction in the United States, which had a direct impact on the Vineyard Wind project completion timeline.
Despite these challenges, we are focused on driving quality improvements, installation efficiencies, cost productivity, and working with regulators to drive better outcomes for both our customers and businesses.
Electrification. Our Electrification segment includes grid solutions and power conversion & storage, which we collectively refer to as
Electrification Systems, and Electrification Software, that provide products and services required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption. Several of the key offerings in this segment, for example, include our high-voltage direct current transmission (HVDC) and alternating current substation solutions, power transformers, switchgear, synchronous condensers, and our grid automation related products and services.
Grid Solutions - enables power utilities and industries worldwide to effectively manage electricity from the point of generation to consumption, helping improve the reliability, efficiency, and stability of the grid. Offerings include a comprehensive portfolio of equipment, hardware, protection and control, automation, and digital services. Grid Solutions also addresses the challenges of the energy transition by safely and reliably connecting intermittent renewable energy generation to transmission networks.
Power Conversion & Storage - combines advanced energy conversion and storage systems to meet the electrification needs of utilities and industries. With a focus on industrial electrification, power stability, and energy storage solutions, Power Conversion & Storage empowers customers by addressing their most complex electrification challenges accelerating their transition to a sustainable, decarbonized future.
Electrification Software - supports the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption.
We continue to experience robust demand for our systems, equipment, and services. Demand remains strong for large scale transmission-
related equipment to interconnect renewables and move bulk power. We also continue to benefit from higher growth in orders from other transmission activities to connect new power sources, to electrify industries including data centers playing a key role in the development of artificial intelligence (AI), and to modernize existing grid infrastructure.
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
2025 FORM 10-K 7
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
In addition to our IP portfolio, we have a license to use certain IP from GE, including the GE name and the GE Monogram. The license applies to our products and services, as well as to natural extensions and evolutions thereof. See “Certain Relationships and Related
Transactions and Director Independence” in Part III, Item 13 of our annual report on Form 10-K for the year ended December 31, 2024, which incorporated by reference the section titled "Agreements Governing Intellectual Property" that was included in the section titled
"Certain Relationships and Related-Party and Other Transactions" in GE Vernova's definitive proxy statement relating to our 2025 Annual
Meeting of Stockholders.
GLOBAL SUPPLY CHAIN. Annually, we purchase approximately $20 billion in materials and components sourced from over 100 countries. We face various supply chain challenges, many of which are industry-wide or arise from geopolitical and economic conditions beyond our control. These include global conflicts, global economic trends, geopolitical dynamics like sanctions, tariffs and other trade tensions, inflation, logistics issues, human rights landscape shifts, and regulatory changes. Additionally, potential disruptions such as natural disasters and other extreme weather conditions, global pandemics, and cyber-attacks could significantly impact our operations, financial performance, and ability to meet customer commitments. See "Risks Relating to Operations and Supply Chain" in Item 1A. "Risk
Factors" for additional information.
To address these challenges, we maintain strong supplier relationships and connected forecasting to identify and mitigate capacity risks as early in the process as possible. We also prioritize opportunities to localize our supply chain to serve distinct geographies, while at the same time allowing us to maintain a globally diverse supply chain for operational resiliency. Our risk-based supplier onboarding process involves thorough due diligence, focusing on performance, labor standards, ethical sourcing, and human rights, supported by an audit program. We are expanding these efforts to consider environmental impact and environmental, social, and governance (ESG) regulations along with alignment to our GE Vernova sustainability framework.
Internally, we manage risks through cyber mitigation, business continuity planning, and crisis management. We have developed cross-
business councils for supply chain and procurement to proactively share best practices around supply chain resiliency. We are also enhancing our risk management tools to leverage technology for better market trend analysis and risk mitigation concerning commodity pricing, availability, lead-times, country specific tariff impacts, and ESG compliance. Specifically, to minimize inflationary impacts, we have a sourcing process to monitor commodity price fluctuations across the ferrous, non-ferrous, precious metals, and energy commodities. To mitigate the impact of tariffs, we are diversifying our supply chains, increasing U.S. manufacturing capabilities, and engaging with policy makers and industry associations to advocate for more beneficial trade policies. We continue to employ and evolve lean practices across our operations to enhance safety, quality, and delivery performance, building new capabilities to scale our supply chain aligned to our business growth.
HUMAN CAPITAL. GE Vernova is a global workforce of approximately 75,000 employees, with approximately 70% of our employees specializing in manufacturing, engineering, or services. In addition, we have over 3,000 employees in quality or environmental, health, and safety (EHS) roles, critical disciplines for our success as a company. Our culture enables us to deliver on our purpose: Electrify to Thrive and Decarbonize. We operate according to a set of shared principles that guide how we create value for our customers, people, stockholders, and planet. We call this the GE Vernova Way:
We drive innovation in everything we do to electrify and decarbonize the world.
•We serve our customers with pride and a focus on mutual success and long-term impact.
•We challenge ourselves to be better every day; lean is how we work.
•We break boundaries and cross borders to win as one team.
•We remain accountable individually and collectively to deliver on our purpose and commitments.
GE Vernova is strongly committed to attracting, developing, and retaining exceptional talent. This requires an environment where employees can learn, experiment and grow, professionally and personally. Employees are empowered to own their own career development through self-directed tools that facilitate career planning, growth experiences, and mentor connections. In parallel, we continue to invest in world-class early career development programs, leadership learning, energy industry acumen, and hands-on lean experiences. Clear expectations, ongoing feedback, and pay-for-performance are the essential elements of how we drive high performance. We take a longer-term approach to developing future talent for critical roles while refreshing our succession plans on an
2025 FORM 10-K 8
ongoing basis. Our goal is to cultivate a work experience that engages our employees, drives focus on what matters most, empowers timely, accountable decision-making, and builds impactful leaders for the future.
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
Our footprint is truly global with approximately 24,000 employees in Europe, 21,000 employees in the U.S., 19,000 employees in Asia, and
6,000 employees in Latin America. GE Vernova’s relationship with employee-representative organizations around the world takes many forms.
•Within the U.S., we have approximately 1,400 union-represented production and maintenance employees, of which approximately
1,350 are covered by a five-year collective bargaining agreement that expires in June 2030.
•In Europe, we have a European Works Council which represents all of our employees in European Union (EU) member states, the
United Kingdom (U.K.), Switzerland, and Norway. Additionally, we engage with approximately 100 representative organizations such as works councils and trade unions, in accordance with local law. Social dialogue, including information and consultation, is a key component of doing business in Europe and a driver of sustainable business growth for us in the region.
•In addition to the U.S. and Europe, we also engage with employee representative bodies in China (3,000 employees), India (2,000 employees), Canada (700 employees), Brazil (700 employees), and Mexico (175 employees).
We strive to build and maintain productive relationships with all trade unions and employee-representative organizations with which we engage. More broadly, our relationship with every employee, regardless of functional discipline, geography, or representation status, is a priority. The purpose, passion, and expertise our employees embody every day is fundamental to providing essential electricity around the world and for the future of our environment.
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
Our proactive approach to EHS matters requires assessing and managing potential EHS risks and preparing our teams accordingly. We utilize data to provide teams with actionable insights, enabling us to make informed decisions and assist in reducing the likelihood of incidents before they occur. We also utilize robotics and automation where appropriate to help keep our employees and contractors out of harm's way.
Following the Spin-Off, we established our Life Saving Rules, instructions, and critical controls that define how work is performed safely. We work continuously to operationalize these rules across manufacturing, project, and service teams, with the expectation that they are a core component of daily business and operations management. We also systematically analyze potentially severe events to identify patterns, escalate findings to leadership, and translate learnings into corrective and preventive actions. We reinforce safe start and mobilization practices, and deepened collaboration through contractor and partner forums to drive alignment and shared accountability for safety.
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
2025 FORM 10-K 9
•Manufacturer and Servicer. Our production cycle and products are subject to global regulations, such as permitting, quality controls, environmental and eco-design regulations, health and safety regulations, export control laws, product specifications, market-related policies, and distribution regulations in countries in which our products are manufactured or sold. We maintain processes and procedures to comply with such applicable global laws and regulations as they pertain to the various stages of our production life cycle, including the development of our products. Our ability to design, market, sell, and distribute our products globally depends upon our compliance with laws and regulations in each jurisdiction.
We design and manufacture sophisticated, innovative products and services for the energy sector, which are subject to EHS and sustainability regulations. These regulations, such as the Registration, Evaluation, Authorisation and Restriction of Chemicals
(REACH) regulation of the EU, include those governing chemicals and components used or generated by products or manufacturing processes, such as per/polyfluoroalkyl substances (PFAS), contained in components and products sourced in connection with manufacturing and services operations. In addition, some of our operations involve the handling, use, transportation, and disposal of radioactive and hazardous materials, including nuclear fuel, nuclear power devices, and their components. We are subject to international, federal, state, and local regulations governing the handling, use, transportation, and disposal of such materials.
Some of our businesses are subject to product regulatory regimes specific to their sector. In particular:
◦Nuclear. Our nuclear products and technologies are regulated through country-specific laws and regulations and are subject to various safety-related requirements. In the U.S., the U.S. Nuclear Regulatory Commission (NRC) oversees the licensing, permitting, and decommissioning of nuclear sites, and in Canada, the Canadian Nuclear Safety Commission regulates the use of nuclear energy and materials to protect health, safety, and the environment. Our Nuclear business’s standard process is to work with the national regulatory commissions in order to comply with all aspects of regulations from permitting at the time of site selection to decommissioning requirements at the end of life.
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
Beyond delivering innovative solutions that provide grid resiliency such as GridOS, our Electrification Software business has made significant investments in compliance programs and security systems, allowing our products and services to comply with the applicable privacy, data, and cybersecurity regulations.
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
2025 FORM 10-K 10
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
◦Cybersecurity, Data Privacy, and Artificial Intelligence. We are subject to rapidly evolving laws and regulations governing cybersecurity and data privacy in many jurisdictions, including those imposed by federal and state regulators in the U.S., such as the Federal Trade Commission and state agencies, and the General Data Protection Regulation in Europe. As AI
is an emerging area, we expect to see increased legislation, such as the EU Artificial Intelligence Act, and additional regulatory obligations across the jurisdictions in which we operate.
◦Anti-bribery and Anti-corruption. The U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act of 2010, the Brazil
Clean Companies Act, China’s Unfair Competition Law, India’s Prevention of Corruption Act, and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.
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
Risks Relating to Operations and Supply Chain
Quality issues among our products, solutions, and services could cause us to incur significant costs, reduce demand for our products and services, lead to claims for damages or regulatory actions, and harm our business or reputation. We design, manufacture, and service sophisticated, software-enabled industrial machinery and infrastructure (including gas turbines, onshore and offshore wind turbines, grid infrastructure, and nuclear power generation equipment), engineered for demanding conditions and compliance with stringent certification, performance, and reliability standards. A serious product, solution, or execution failure could result in injury or death, widespread power outages, suspension of power production or operations, delivery delays, environmental impacts, or other systemic issues.
Actual or perceived design, production, performance, or other quality issues in new introductions or existing product lines have resulted and can result in warranty, maintenance, and other damage claims, including costs for project delays, repairs, and replacements, potentially in significant amounts. These potential impacts are greater where the defects or issues affect an entire product line or component and can be more pronounced with new technologies.
Developing and maintaining offerings that meet these standards is complex, costly, and technologically challenging and requires extensive coordination across suppliers and global manufacturing and project sites. Failures to meet these standards, whether actual or perceived, may result in significant contractual or other claims and regulatory suspensions of installation or operations, with adverse financial, competitive, and reputational effects. Warranty and quality-related costs have represented, and may in the future represent, a meaningful portion of our expenses.
2025 FORM 10-K 11
Significant supply chain and logistics disruptions, including volatility in the cost or availability of critical materials and components, could delay or impact our ability to deliver on customer obligations, increase costs, and expose us to contractual and reputational risks. We rely on third-party suppliers, contract manufacturers, service providers, and commodity markets for raw materials, parts, components, and subsystems. Our globally distributed supply chains are subject to economic and geopolitical dynamics, sanctions, tariffs, import/export restrictions, severe weather events, as well as other factors. We operate in a supply-constrained environment and have experienced, and may continue to experience, shortages of materials and skilled labor, inflationary pressures, transportation and logistics challenges, and manufacturing disruptions that affect revenues, profitability, cash flow, and on-time fulfillment.
While we pursue mitigation measures, such as long-term supply agreements, dual-sourcing, increased inventory levels, factory capacity expansion, lean initiatives, alternative logistics, product or component redesign, and cost-sharing with customers and suppliers, supply chain pressures are expected to persist and may continue to adversely affect our operations and financial performance. Certain inputs are limited or sole-sourced, concentrated with a small number of suppliers, or primarily available from a single country, including semiconductor chips and critical materials (such as specialty metals and rare earths). Although prior disruptions have not been material, the inability of a supplier to deliver, and our inability to secure timely and cost-effective alternatives, could impair our ability to manufacture products or provide services.
Our operations may be adversely affected by delivery delays, capacity constraints, upstream or downstream production disruptions, price spikes, cyber-related attacks, or decreased availability of materials and commodities arising from war or other hostilities, natural disasters, public health emergencies, increased tariffs or trade restrictions, or other business continuity events. Supplier nonperformance or underperformance could impact our ability to fulfill customer commitments, trigger contract terminations or liability, and impair our competitiveness.
We depend on multiple forms of transportation and transportation routes. Logistics can be disrupted by weather, strikes or lockouts, inadequate infrastructure or port capacity, hostilities, terrorism, or other events, and transportation costs can be volatile. Any of these factors could impede our ability to deliver quality products, solutions, and services and have a material adverse effect on our results of operations, cash flows, and financial condition.
Disruptions or capacity constraints at our manufacturing and operating facilities could delay deliveries, increase costs, damage customer relationships, and limit our ability to meet demand for our products and services, and planned capacity expansions may not result in the benefits we expect if demand does not meet expectations. We depend on our global production and operating network to develop, manufacture, assemble, supply, and service our offerings. Disruptions such as work stoppages, labor shortages, import/export restrictions, significant public health or safety events, severe weather or natural disasters, financial distress, unplanned downtime, manufacturing deviations or quality issues, production constraints, equipment failures, cybersecurity attacks, and geopolitical dynamics can interrupt our operations, with risks heightened in certain emerging markets.
We also rely on our production facilities for critical components. If disturbances at these locations prevent us from producing sufficient quantities, we may need to source more from external suppliers, which could introduce delays, quality control issues, or additional costs.
A significant event affecting any of our production or operating facilities, particularly when capacity is at or near full utilization or alternative sites are unavailable, may disrupt our ability to supply customers, require us to defer or decline orders, or cause late deliveries. Expanding our capacity to meet current or future demand or support new products requires significant capital investment and lead time and may be delayed in execution.
Further, our capacity expansions and related commitments may outpace realized demand. We make capacity expansion decisions and supply commitments based on demand forecasts, orders, slot reservation agreements, and deposits. If anticipated demand is delayed or does not materialize, orders may be deferred, reduced, or canceled and slot reservation agreements may not result in orders. As a result, we could be over-invested in our facilities and could incur excess or idle capacity, under-absorption of fixed costs, production inefficiencies, inventory build and write-downs, penalties under supply agreements, lower margins, and impairment of long-lived assets.
Risks Related to Managing Growth and Competition
We may fail to achieve anticipated cost savings. Achieving our long-term financial and cash flow goals depends on our ability to effectively manage operating costs. Because many costs are affected by factors outside our control, we rely on productivity initiatives
(including lean operations and supply chain management) to drive savings, but there is no assurance they will succeed. Expected savings are based on estimates and assumptions that are inherently uncertain and subject to business, economic, and competitive factors. If we cannot identify, implement, and sustain initiatives that effectively manage costs and increase operating efficiency, or if implemented initiatives fail to generate expected savings, our financial results and cash flows could be adversely affected and we may fail to achieve our financial goals.
We may fail to execute and accurately estimate long-term service obligations. We enter into long-term service agreements with many of our customers in connection with significant contracts for the sale of products. Profitability under these agreements, particularly in Gas
Power, depends on our ability to execute and estimates of product durability and reliability, our costs to deliver products and services over time, and the availability of cost-reducing materials, technology, and skilled technicians. Under such agreements for our long-cycle businesses, errors in estimating, planning, or execution may cause us to miss delivery, cost, or financial performance targets, leading to excess costs, inventory build (including obsolescence), lower profit margins and cash flows, loss contracts, and erosion of our competitive position.
We may fail to compete successfully in the highly-competitive global markets in which we operate. We operate in highly competitive domestic and international markets, and our products, solutions, and services face significant pressure on technology, quality, delivery, and price. Remaining competitive requires continual development of advanced technologies and product enhancements, as well as cost-
effective supply chain, production, and delivery. If we change strategic priorities or fail to anticipate or respond quickly to technological developments, evolving industry standards, new regulations or incentives, changing customer demands, supply chain disruptions, or innovations in production techniques, we could experience lower revenues, price erosion, reduced margins, and forgone growth opportunities. Competition has intensified as existing participants expand internationally and as new entrants, including manufacturers from
2025 FORM 10-K 12
regions such as China, improve quality and reliability and pursue markets outside their home countries. Some competitors are government-
sponsored, which may provide them with an advantage over us, such as access to more resources. In addition, global competition increasingly depends on innovation in emerging technologies, including nuclear fuels and advanced energy systems, where failure to innovate could limit our ability to participate in new markets. Further, government policies and actions may impact us more adversely compared to competitors whose operations are more limited in scope or geographic exposure. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share.
Our business success is dependent upon our ability to innovate and successfully commercialize new technologies in fast-
changing markets, and manage our product cycles. We operate in industries where technology and customer needs evolve rapidly, and our growth and business depend on developing and bringing to market new products, solutions, and services. The commercial success of technologies such as small modular or other advanced nuclear power, hydrogen-based power generation, carbon capture and sequestration, and grid-scale batteries or other storage solutions depends on factors including the pace of innovation; development costs;
capital resource availability; the intensity of competition; our customers’ ability to obtain and maintain required permits or certifications; the effectiveness of our production, distribution, and marketing, including our ability to successfully deploy technologies intended to cost-
effectively enhance our production, such as robotics and automation, and integration of AI; the availability of raw materials and components; our supply chain; the economics for customers to deploy and support these technologies; overall market demand and acceptance; and the timing of market entry.
Global competition increasingly depends on innovation in emerging technologies, including nuclear fuels and advanced energy systems, where failure to innovate could limit our ability to participate in new markets. Failure to cost-effectively innovate and commercialize technologies, products, solutions, and services our customers demand could adversely impact our competitive position, growth, and financial results and position. Rapid innovation can shorten product cycles and accelerate market introductions, increasing quality and execution risks, raising costs, and challenging profitability for new products. These risks are heightened in our Nuclear Power business, which is constructing small modular reactors. Due to the nascent nature of the industry and higher ramp-up costs, new product introductions could result in losses in the near and long term. Further, breakthrough technologies deployed at scale by competitors may reduce the demand for legacy products and technologies.
We may not realize the benefits we expect from our strategic transactions. Our strategy includes acquiring technologies and businesses that expand, enhance or complement our portfolio through acquisitions, minority equity investments, joint ventures, and other alliances, and divesting non-core assets or businesses and reinvesting any proceeds in our core businesses. Success depends on identifying suitable opportunities and synergies, conducting effective due diligence, negotiating favorable terms, obtaining required approvals, closing transactions, effectively integrating acquired businesses or separating divested operations, and collaborating well with any joint venture participants, partners, and equity co-owners.
Strategic transactions may expose us to risks and uncertainties, including competition driving higher prices or less favorable terms; delays, costs, or failures in integration or separation of assets, people, systems, and products; noncompliance with multi-jurisdictional laws, regulations, disclosures, and filings; operational disruption and management distraction from core operations; dependence on external capital and financing availability and cost; antitrust or other regulatory reviews, conditions, or adverse rulings; legacy noncompliance or violations at acquired companies; inability to scale production or loss of distribution channels; inadequate IP rights or heightened scrutiny of acquired IP, or systems integration and transition complexities; failure to achieve expected growth, cost savings, synergies, or market acceptance; due diligence gaps or unidentified/underestimated liabilities; successor liability for pre-acquisition conduct; inadequate compliance and risk management organization and infrastructure at acquired companies; retained liabilities or continued losses after divestitures; loss of key customers or personnel; and adverse market reactions and stock price volatility.
Assessments and assumptions supporting a transaction may prove incorrect, and actual outcomes may differ significantly from expectations. In joint ventures and other strategic alliances, we may share ownership and, in some cases, management with others whose objectives, priorities, or resources may differ from ours, increasing governance and execution risk. Further, any such joint venture or other strategic alliance, may restrict us from taking certain actions in our business and we may be limited in our ability to exit such arrangements if we later desire to do so.
Divestitures may be delayed or prevented by difficulties finding buyers or by regulatory, governmental, or contractual constraints, including provisions of the Separation and Distribution Agreement described under “Certain Relationships and Related Person Transactions—
Agreements with GE" in Part III, Item 13 of our annual report on Form 10-K for the year ended December 31, 2024, as incorporated by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders filed with the SEC pursuant to Regulation
14A.
Joint ventures, consortiums, and other third-party collaborations expose us to partner, governance, compliance, and financial risks that could impose additional costs and obligations, cause reputational harm and adversely affect our business, results of operations, cash flows, financial condition, or prospects. We have entered, and expect to continue entering, into joint ventures for manufacturing, commercial operations, and project development and funding, and into consortium arrangements to perform projects. These arrangements involve risks, including exposure to the economic, political, legal, and regulatory environments of partners’ jurisdictions; legal or regulatory violations by partners outside our control; and contractual, governmental, or exclusivity obligations that may restrict our operations. They may also require us to incur nonrecurring charges, increased expenditures, or disruption to our normal operations. If partners face financial distress, restructure, or declare bankruptcy, we may be required to provide additional investment or services, assume responsibility for contract breaches, or take on additional financial or operational obligations, which may expose us to credit risk.
Our influence over joint ventures varies by ownership and negotiated rights, and major decisions often require consensus, creating risks of impasses and delays where partner interests diverge. Disputes may arise over performance milestones, interpretation of key terms
(including financial obligations and termination rights), or ownership and control of intellectual property developed in the arrangement. We cannot control partner actions; in some projects we have joint and several liability and cannot ensure partners will satisfy their responsibilities. These arrangements may also restrict our access to cash flows or assets of a joint venture, and some joint ventures are
2025 FORM 10-K 13
subject to governmental limitations on cash distributions. Consortium project outcomes depend on partner performance. Partners may block or delay critical decisions, pursue strategies contrary to our interests, or fail to fulfill obligations, reducing expected returns. We may need to provide or procure additional services to compensate for such failures, which can increase costs and expose us to reputational harm and customer or counterparty complaints. Any of the foregoing could materially adversely affect our business, results of operations, cash flows, financial condition, or prospects.
Risks Related to our Customers and Industry Dynamics
Issues with grid connectivity and customers’ ability to sell generated electricity could delay projects, reduce output, demand and revenues, increase costs, and cause reputational harm. Many of our customers, projects, and offerings depend on timely grid connection. Factors beyond our control, including regulatory and permitting requirements and delays, interconnection constraints, limited land for connection infrastructure, and system failures, may impede or prevent grid connection. If customers cannot obtain grid access or agreements to sell their electricity on reasonable terms and timelines, order timing and project milestones may be delayed. Grid connection and operations are governed by statutory and regulatory frameworks intended to ensure safety and stability, but transmission constraints and operating practices can lead to curtailment (e.g., congestion, limited transmission capacity, or dispatch restrictions). Unplanned project execution or commissioning challenges due to delays from construction, contractors, or severe weather issues (e.g., wind speed or direction) can further delay project execution leading to reduced electricity output, reduced demand for our products and solutions, increased costs for us and our customers, and reputational harm.
Our failure to manage customer and counterparty relationships and contracts could adversely affect our financial results. Our success depends on delivering in accordance with contractual requirements and anticipating changes in customer and counterparty needs.
Customers and counterparties, including those undertaking large infrastructure projects, may delay or cancel purchases or be unable to meet their obligations due to business deterioration, cash flow constraints, reduced availability of financing for certain technologies (such as prohibitions on financing for fossil fuel–based projects), macroeconomic conditions, changes in law or policy, disputes, or other delays. If a major customer reduces purchases, ceases doing business with us, favors competitors or new entrants, or changes purchasing patterns, our business could be harmed.
Many of our contracts are complex and contain warranty, performance, delivery, and availability provisions that can trigger significant repair or replacement costs, penalties, liquidated damages, or other unanticipated expenses if we fail, actually or allegedly, to meet specifications or schedules. For example, in our Wind business, delays in assembling and delivering critical components (such as nacelles) or other noncompliance with contract terms have increased costs, presented litigation risks, and exposed us to damages, and we may experience similar delays and possible consequences in the future. Warranty costs and contract-related penalties have represented, and may in the future represent, a meaningful portion of our expenses.
We also contract with U.S. and non-U.S. governmental and government-affiliated entities, which may delay, modify, or terminate contracts if funding or support is unavailable. Collecting receivables can be more challenging with sovereign or state-owned customers and in emerging markets.
Engaging in new types of transaction structures or unique contractual relationships with nontraditional customers, such as hyperscalers, government departments focused on energy, or other first‑time counterparties, or with new contracting approaches adopted by traditional customers, may challenge our ability to effectively negotiate and manage our relationships. Due to our limited experience with such customers, counterparties, and contracting parties, we may fail to anticipate or control the unique expectations, costs, and operational complexities associated with such arrangements. Some counterparties may have limited operating histories, different contracting practices, or weaker credit profiles. They may depend on external financing, subsidies, or project milestones, and may delay payment, seek to renegotiate terms, or default. Further, some counterparties to slot reservation agreements may not place orders equal to the value of their reservation amount or at all, and the volume of orders we expect under such agreements may fail to materialize.
Our ability to maintain our investment grade credit ratings could affect our ability to access capital, increase our interest rates, and limit our ability to secure new contracts or business opportunities. Our commercial relationships and competitive positioning rely on maintaining corporate investment grade credit ratings, which are evaluated by major rating agencies. Any downgrade could increase the cost of existing or future indebtedness, constrain borrowing and bonding capacity or worsen terms, and limit or prevent access to capital on competitive terms. Adverse rating actions may also reduce our ability to secure new contracts and business opportunities and limit our ability to maintain and obtain supply sources and customers.
Fixed‑price customer contracts expose us to reduced margins and project loss risks if costs exceed expectations. We enter into contracts that commit to a fixed price well before project completion. However, actual revenues and costs may differ from estimates due to factors that are difficult to predict or control, which include: procurement challenges and schedule disruptions on large projects; product performance failures; unforeseen site conditions; rejection or termination clauses in contracts that reduce revenue or increase costs;
inability to be compensated for additional work arising from unanticipated technical issues or deficient customer‑provided designs, engineering information, products, or materials; inaccurate estimates based on historical data under current conditions (e.g., inflation, labor and material cost increases); weather and other force majeure events that cause delays or productivity losses; contractual obligations to pay liquidated or other damages for failure to meet schedule or performance requirements; difficulties engaging or overseeing third‑party subcontractors, manufacturers, or suppliers, or their underperformance or nonperformance, resulting in delays and added costs; and
project modifications or change orders that create unanticipated costs or delays and potential claims or disputes. Any of these factors can reduce our margins or result in project losses. Cost overruns and related penalties have represented, and may in the future represent, a meaningful portion of our expenses.
We may not be able to access the capital and credit markets or obtain other financing on terms that are favorable to us, or at all.
Our business depends on the availability of financing. Capital and credit markets can experience volatility and disruptions that reduce liquidity and increase borrowing costs. Although we maintain a $3.0 billion committed credit facility and a $3.0 billion committed trade finance facility, there is no assurance these will be sufficient for our needs, and we may need additional capital markets financing. Factors beyond our control, including domestic and international economic conditions, increases in benchmark interest rates and credit spreads,
2025 FORM 10-K 14
changes in banking and capital market regulations, and market risk repricing, could limit or increase the cost of financing. Adverse market conditions or credit rating changes could impair our access to capital on acceptable terms or at all. These conditions may also hinder our customers’ and suppliers’ ability to obtain debt, guarantees, trade finance, or hedging, negatively affecting our business. In addition, our customers’ projects often require co-financing through project development loans, structured debt, or equity investments. Such financing arrangements may be unavailable or more costly than anticipated, which could limit our ability to bid for projects and adversely affect financial results, cash flows, and returns.
Risks Related to the Energy Transition
We are subject to decarbonization and energy-transition dynamics, including shifting policies, market economics, and technology trajectories. We must anticipate and respond to market, technological, regulatory, governmental policy, and energy security changes driven by decarbonization and energy transition dynamics. For example, increased policy support for fossil fuels or the rollback or suspension of renewable-supportive policies could reduce demand for our renewable and other decarbonization products and services.
Conversely, as a supplier to the power generation sector, falling renewable costs and evolving stakeholder expectations can reduce demand for and the competitiveness of sales of new gas turbines and service for unabated gas plants.
Continued increases in renewables’ share of capacity additions and generation, depending on pace and timing, could materially affect our
Power segment and consolidated results. Key uncertainties include the level and timing of government subsidies and credits (including the implementation of U.S. and global policies), regulatory and permit approval timeframes, level of price competition among manufacturers, competition from solar and other technologies, deprioritization of renewables, the pace of grid modernization needed to maintain reliability with higher renewables penetration, and industrywide pressure on profitability.
Our long-term success depends on addressing both electrification and decarbonization by adapting our portfolio and scaling less carbon-
intense and lower carbon technologies (such as gas as a replacement for coal, small modular or other advanced nuclear reactors, hydrogen-based power generation, carbon capture and sequestration, and grid-scale storage). These transitions require substantial investments by us and third parties in grids, infrastructure, R&D, and new technologies, and depend on timely governmental and regulatory support, incentives, and market design. If we do not succeed, or are perceived to not succeed, to advance our electrification and decarbonization objectives, or if investors and financial institutions shift funding away from certain types of generation, our and our customers’ access to capital could be negatively affected. Government actions may also affect these dynamics in unforeseeable ways.
Developing new high-technology products and enhancing existing offerings to address dynamic energy markets is complex, costly, and uncertain, and strategies or investments may not be commercially successful within expected timeframes or at all. If the decarbonization landscape evolves faster or differently than anticipated, demand for our products, solutions, and services could be adversely affected.
Changes in energy, environmental, and tax policies may reduce demand for our products and undermine project economics. Our businesses benefit from government incentives and policies supporting utility-scale renewable energy (e.g., tax incentives). In addition, regulatory policies influencing renewable energy mandates and grid integration standards directly impact the demand for wind energy.
Reductions, elimination, suspension or adverse modifications have and could in the future limit markets for new projects, reduce returns on projects or manufacturing, lead to project abandonment, or impair investments. Eligibility and structuring rely on legal and regulatory guidance, which is subject to uncertainty, potential modification (possibly retroactive), and governmental audit challenge. Repeal, modification, suspension or unfavorable interpretations could reduce available credits, require changes to tax equity arrangements, or force alternative funding, adversely affecting our business and financing.
Separately, changes to environmental regulations and enforcement could increase costs or impede sales. For example, broader greenhouse gas regulations and carbon pricing could increase compliance costs for us and our customers. While such policies can increase demand for decarbonization technologies we are developing (e.g., hydrogen and carbon capture capabilities for our gas turbines and direct air capture), they may also impose significant compliance burdens that adversely affect our business and may reduce demand for our offerings.
Demand for certain of our products, solutions, and services, particularly in our Power segment, depends on oil and gas regulatory policy, prices, and global and regional supply and demand, all of which are largely outside our control. More stringent regulations and commitments stemming from international initiatives could increase production costs, reduce oil and gas demand, and curtail investments in gas turbine generation; further, if renewable energy or other alternatives become more affordable than gas, customers may switch away from gas-fired solutions. Periods of elevated prices and volatility can contribute to economic slowdowns and prompt countries dependent on oil and gas revenues to reduce investment in oil and gas, power generation, and transmission projects, lowering demand for our offerings.
Risks Related to Macroeconomic and Geopolitical Factors
Operating globally, especially in emerging markets, creates complex legal, regulatory, and compliance risks. We operate across diverse legal and regulatory systems in approximately 100 different countries and, as a result, are subject to varying requirements, procedures and standards, including country-specific regulatory regimes relating to anti-corruption and anti-bribery laws, tax, trade controls, environmental, employment and labor requirements, sustainability, product safety, liability and design regulations, human rights laws, and privacy, data protection and cybersecurity laws. Further, we expect increasingly stringent environmental and safety standards across diverse global jurisdictions, including potential liabilities related to chemicals such as PFAS, that could affect product design, manufacturing, servicing, and financial results across various jurisdictions.
Navigating a variety of legal and regulatory regimes, which may evolve and be interpreted differently across jurisdictions, including on an extra-territorial basis, increases the complexity of compliance. Risks in emerging markets may be particularly complex due to less mature regulatory frameworks, inconsistent and aggressive enforcement, and heightened exposure to geopolitical and economic volatility, which can amplify the challenges of maintaining compliance across our global operations. Any actual or perceived failure to comply with relevant laws, regulations, or standards could damage our reputation and customer relationships, and expose us to investigations, inquiries,
2025 FORM 10-K 15
litigation, or other proceedings initiated by governmental entities, customers, or individuals. Such actions could result in significant fines, sanctions, penalties, awards, or judgments, all of which could negatively affect our business and operating results.
Further, as a global employer in more than 100 countries of permanent and fixed-term contract employees, contingent workers and contractors, we must design and maintain compensation programs, employment policies, cybersecurity and other intellectual property protections, compliance programs, and other administrative frameworks that align with the laws of multiple countries. Shifting requirements and interpretations may influence how we structure our operations and investments, and can lead to rising costs, including those associated with organizational changes and protective measures. We implement, communicate, audit and monitor, and enforce group-wide standards and practices across our businesses to address these risks; however, these efforts may not be successful. We are also responsible for communicating, monitoring, and upholding group-wide directives across our global network, including among suppliers, subcontractors, and other relevant stakeholders. Failure to manage our geographically diverse operations in light of these challenges could impair our responsiveness to changing conditions and our ability to enforce compliance with group-wide standards and applicable requirements.
Major events beyond our control, such as natural disasters, the physical effects of climate change, pandemics, and others, may increase our cost of doing business or disrupt our operations. Natural disasters, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, severe weather, product failures, and power outages in regions where we, our customers or our suppliers operate can damage facilities. In addition, the physical effects of climate change include increased frequency and severity of significant weather events, natural hazards, rising average temperatures and sea levels, and long-term changes in precipitation. These events and conditions can disrupt our operations and those of our customers and suppliers, damage project sites, cause partial or complete plant or distribution center closures, delay logistics and transportation to project sites, and contribute to supply chain disruption and market volatility. Changes in temperature and precipitation can also affect electricity demand patterns. Public health crises, epidemics or pandemics can prevent employees, contractors, suppliers, customers, and other partners from conducting business due to shutdowns, travel restrictions, or other governmental actions, and may otherwise impair operations. Any of these effects could adversely impact our business, results of operations, cash flows, and prospects. Insurance may not cover all losses from these events or may become more costly or less available, and our disaster recovery and business continuity plans (including for information technology systems) may not fully mitigate the impact of these events.
Geopolitical events beyond our control may impact or increase our cost of doing business or disrupt our operations. Events such as armed conflicts, acts and threats of terrorism, civil unrest and political and economic instability in regions where we, our customers or our suppliers operate can damage facilities, cause partial or complete plant or distribution center closures, disrupt component supply, damage infrastructure and delay transportation to project sites. The broader consequences of geopolitical and terrorism threats, which may also include sanctions that prohibit our ability to do business in specific countries, embargoes, restrictions on repatriation of funds, the potential inability to service our remaining performance obligations, and potential contractual breaches and litigation, regional political and economic instability and geopolitical shifts, and the extent of any such threats effect our business and results of operations as well as the global economy, cannot be predicted. Geopolitical conflicts also contribute to volatility in financial markets, energy costs, and commodity prices. If global economic and market conditions were to deteriorate, we may experience material harm to our business, operating results, and financial condition.
Risks Relating to Policy, Government Regulations and Legal Matters
Failure to meet expectations, standards, or our goals for sustainability could harm our business and reputation. Certain of our regulators and stakeholders focus on ESG topics, including emissions and climate risk, inclusive employment, responsible sourcing, human rights, and governance. We have set sustainability goals aligned with these objectives, but our ability to accomplish them presents numerous operational, regulatory, financial, legal, and other challenges, several of which are outside of our control. Perceived deficiencies in our sustainability policies or performance, or unfavorable ESG ratings of our voluntary disclosures (e.g., under the Global Reporting
Initiative, the Sustainability Accounting Standards Board, and recommendations issued by the Financial Stability Board’s Task Force for
Climate-related Financial Disclosures), could negatively affect investor sentiment, our stock price, and our cost of capital. Regulatory requirements are frequently changing, including EU CSRD, EU Taxonomy, and EU CSDDD, and U.S. state-level requirements. Given our extensive disclosures about our sustainability framework and goals and notwithstanding efforts we undertake to manage those disclosures appropriately, we also face increasing risks of allegations of inaccurate or misleading ESG statements. Failure to meet our goals or comply with evolving requirements could lead to penalties, supply chain disruption, operational restrictions, product redesign investments, carbon offset purchases, competitive disadvantages, reputational harm, talent attraction and retention challenges, and heightened scrutiny or enforcement.
International trade policies could limit market access, disrupt supply chains and operations, raise costs, and harm our competitiveness. Changes globally in various countries’ international trade and investment policies have increased and may in the future increase our costs and could meaningfully reduce demand for our offerings or restrict our ability to sell, manufacture, and transport to or in certain countries. Changes to tariffs, import/export controls, trade barriers, inflation, sanctions, licensing and authorization requirements, restrictions on outbound or inbound investment, inspections, cash and exchange controls, buy-national policies, local production requirements, supply chain impacts, and/or other barriers to entry have been and could in the future be disruptive and costly to us and our supply chain and adversely affect our results, creditworthiness, cash flows, and prospects. Failure to comply with such policies could increase our exposure to regulatory enforcement actions or penalties. Global or regional economic conditions and government policies may change in ways we do not anticipate. In addition, our responses to mitigate the impact of these conditions, such as potential price increases, could negatively impact our sales volume, market share, or relationships with our customers.
Failure to obtain, maintain, or comply with approvals, licenses, and permits could disrupt operations and growth. Parts of our business require international, federal, state, and local approvals, licenses, and permits that may be denied, revoked, suspended, modified, delayed or not renewed, or made more onerous. Noncompliance leads to suspended operations, curtailed work, penalties, and other sanctions. For example, our U.S. nuclear operations are regulated by the NRC; failure to obtain or renew NRC licenses could significantly disrupt our nuclear business. Obtaining and renewing approvals, licenses or permits can involve extended delays or suspensions and has and may in the future be jeopardized by noncompliance, violations, or community and political opposition, resulting in substantial costs.
Heightened climate concerns and activism may slow approvals for fossil fuel-related activities in certain regions where we sell our products,
2025 FORM 10-K 16
affecting associated offerings. New or amended laws or changed enforcement may require additional approvals, facility, labor or product adaptations, leading to substantial costs. Our customers and suppliers are also subject to such approvals; their failures or difficulties in obtaining or complying with them may hinder our ability to provide products and services and execute projects.
Compliance with EHS laws and regulations could result in significant costs, sanctions, operational restrictions, and reputational harm. We are subject to extensive EHS regulations worldwide, including, for example, hazardous chemical handling laws, and may incur liabilities for personal injury, property damage, and health risks from exposures to hazardous substances, processes, or working conditions at current or former facilities, including from third-party contractor activities. Real or perceived safety issues can be costly, damage our reputation, divert management attention, and jeopardize our ability to operate in certain jurisdictions. We have and may in the future continue to face increased regulatory oversight and operational suspensions at our projects. We invest significant amounts to maintain policies and procedures designed to comply with EHS regulations, and we may need to invest increased amounts in the future if there are material changes in EHS regulations or in their interpretation or application or in potential environmental liability exposures. In some jurisdictions, environmental laws can impose strict, joint, and several liability for investigation and remediation, including for conduct compliant at the time or caused by others. We are subject to governmental safety-related requirements globally, including the U.S.
Department of Energy and the NRC; noncompliance could lead to increased oversight, fines, or shutdowns. Changes to security and safety requirements could necessitate substantial expenditures.
For our nuclear operations, the handling of radioactive and hazardous materials exposes us and our customers to regulation, attendant costs and delays, and potential liabilities. Improper handling could cause personal injury, environmental contamination, property damage, and harm to surrounding communities. Accident severity may depend on the nature of the event, speed of corrective action, and factors beyond our control (such as weather). Releases may damage or destroy property, depress property values, injure people, and require costly response actions. Activities of contractors, suppliers, or other counterparties involving these materials may also expose us to contractual or legal liability. We are subject to international, federal, state, and local regulations that are complex and frequently change;
new or stricter requirements, changed interpretations, or newly discovered contamination could require material expenditures or create unanticipated liabilities. Contractual protections and insurance may not be effective in all cases or cover all liabilities; defense costs and damages resulting from an accident or release (including those associated with a precautionary evacuation) could adversely affect our results, cash flows, and financial condition.
Claims, litigation, regulatory proceedings, and enforcement actions could be costly, disruptive, and unpredictable. We are, in the ordinary course of business, regularly subject to claims, lawsuits, regulatory proceedings, inquiries, investigations, and enforcement actions involving customers and their insurers, employees, joint venture and consortium participants, subcontractors, suppliers, and government agencies. We also face legacy risks associated with previously owned businesses or acquired businesses or liabilities assigned to GE
Vernova in its Spin-Off from GE. Customers have asserted, and may assert in the future, contractual or other claims related to product performance, design, delivery, or commercial terms, among other claims. Given our size, the nature and type of our products, services, and contracts, large and long-duration projects and long-term relationships, claims can be significant. Global customs and anti-corruption enforcement (e.g., under the U.S. Foreign Corrupt Practices Act) is unpredictable, and in such proceedings, we have incurred, and may in incur in the future, liability for actions beyond our control, including with respect to prior actions taken by others we have assumed by acquisition or by assignment in connection with the Spin-Off. These proceedings may limit our access to financing from, or being involved with projects funded by, multilateral development banks, the World Bank, and other sources of financing. Outcomes are uncertain; plaintiffs and regulators may seek injunctive relief or very large or indeterminate amounts, and potential losses may remain unknown for extended periods. Initial claims in commercial disputes can be large even if ultimate liability is lower, and plaintiffs may seek punitive, consequential, or other damages. Defense can be costly and distract management from the operation of the business. We may incur significant defense costs and payments or be required to alter operations, adversely affecting results, cash flows, and financial condition. Insurance may not cover all liabilities or amounts and premiums may rise. See Note 22 in the Notes to the consolidated and combined financial statements for further information on material pending legal proceedings.
Noncompliance with antitrust and competition laws could result in fines, sanctions, business restrictions, and reputational harm.
Antitrust and competition laws prohibit conduct deemed anti-competitive (e.g., price fixing, bid rigging, cartels, price discrimination, monopolization, tying, anti-competitive acquisitions, and market allocation). Authorities may impose fines, sanctions, restrictions, or conditions on our business, and violations can lead to suspension or debarment from certain contracts or transactions. The risk of investigation or enforcement may also chill or inhibit business activities. Many jurisdictions provide private rights of action for damages.
Increased scrutiny or enforcement in this area could harm our business and reputation and result in increased compliance or defense costs.
Noncompliance with government contracting and procurement laws and rules could result in penalties, contract loss, or debarment. We sell to government entities globally and are subject to laws and rules governing government contracts and public procurement, which differ from private contracting and may impose additional risks and liabilities, including local presence, local manufacturing or sourcing, and technology or IP transfer requirements. Governments have a broader array of criminal, civil, administrative and other penalties than are available in purely commercial contract disputes.
Many government entities can terminate contracts for convenience or for default and their ongoing business with us may be subject to legislative or executive funding approvals. Termination or funding changes could reduce expected revenues; a default termination could trigger penalties and reprocurement costs.
We are subject to audits, investigations, and oversight; ensuring compliance imposes costs, and authorities may conclude our practices are noncompliant. Adverse findings could result in civil, criminal, and administrative penalties, damages, disgorgement, exclusion from programs, reputational harm, delayed or reduced payments, diminished profits, operational curtailment or restructuring, contract terminations, or suspension/debarment.
Failure to comply with financial services regulations or manage conflicts of interest could result in enforcement actions and reputational harm. Certain affiliates are a broker-dealer or a registered investment adviser, providing fee-based arranging and syndication of securities, advisory and structuring, and investment management (including tax equity). These activities may present conflicts of interest
2025 FORM 10-K 17
because they often involve investments in large energy infrastructure projects to which our businesses sell equipment and services, potentially leading to litigation or regulatory actions. Broker-dealers are regulated by the SEC and FINRA under the Exchange Act and
FINRA rules; investment advisers are regulated by the SEC under the Advisers Act. These regimes are extensive and evolving, and complying with them, or failing to comply, could be costly, time consuming, and disruptive.
Risks Related to Technology, Cybersecurity, Data Privacy & Intellectual Property
We may fail to secure, successfully deploy, and protect our IP or defend against third party IP claims. We may be unable to secure, successfully deploy, and protect our IP rights. IP laws and enforcement requirements and standards vary by jurisdiction. In some countries where we do business, there are limited protection or effective remedies. Protecting proprietary technology is difficult and costly, and IP disputes are complex and unpredictable.
From time to time, third parties allege that our offerings violate their IP rights. To resolve or avoid such claims, we may seek licenses that are costly or unavailable on acceptable terms, if at all. Failure to obtain necessary licenses could result in financial damages or injunctions that restrict our business. Any settlement or license may limit our ability to use or protect our own IP in the future. We do not maintain insurance for IP claims, and any IP dispute—regardless of merit—could require significant financial and management resources.
Our pending and future IP applications may not issue, and any issued rights may be narrower than expected, challenged, invalidated, held unenforceable, or circumvented. Competitors may infringe, misappropriate, or otherwise violate our IP; both our ability to detect it and the available remedies may be limited. In addition, our contracts with customers and other third parties often include indemnification or similar obligations for certain third-party IP claims; we may be unable to limit our liability and could face significant indemnity payments or damages for alleged contractual breaches. If we fail to obtain and protect our IP, secure necessary licenses and approvals, and defend against third-party IP claims, our competitiveness may be harmed and we may incur liabilities.
We do not own GE trademarks and use them under a license agreement that, if terminated, could require costly rebranding and other actions. We do not own the GE trademark or logo. We use them under a Trademark License Agreement with GE, in combination with our Vernova trademark. GE owns and controls the GE brand, and its integrity and strength depend on how GE and other GE brand licensees use, promote, and protect it, which are factors largely outside our control. The Trademark License Agreement may be terminated under certain circumstances. Termination would eliminate our rights to use specified GE marks and could force us to negotiate a new or reinstated license on less favorable terms or discontinue use of those marks. Loss of these rights would likely require a corporate name change and significant global rebranding, which could be costly, require substantial management resources, disrupt customer relationships, and impair our ability to attract and retain customers.
Security or data privacy incidents or disruptions of our or our third parties’ information technology systems could adversely affect our business. In some of our businesses, we design, build and support software that are embedded in our products and may operate within our customers’ IT environments and process data. In many jurisdictions, customers and regulators require built in cybersecurity protections. Techniques used to circumvent cybersecurity protections to gain unauthorized access or sabotage systems are constantly evolving and increasingly sophisticated, and our measures may not prevent, detect, or mitigate attacks across our installed base, current offerings, newly introduced products, or legacy technologies still in use.
Global cybersecurity threats, including malware and ransomware, human or technology errors, and attacks by state, state-affiliated actors or cybercriminal groups, pose risks to us and to our customers, partners, suppliers, and service providers as well as to those of companies we have acquired. Broader attacks on critical infrastructure could disrupt our operations even if our existing or new systems or products are not directly targeted. Industry wide third-party incidents continue to increase, and our large supplier base requires ongoing verification of cybersecurity practices. Growing interconnectedness and shared liability within our ecosystem heighten our exposure to cybersecurity risks. We also outsource certain cybersecurity functions, use managed service providers, and collaborate with GE during the transition period that follows our Spin-Off; these arrangements increase risk due to interconnectivity and potential impacts from a cybersecurity incident.
We handle sensitive, confidential, and personal information in accordance with privacy and security requirements. Security incidents, data loss, programming or employee errors, social engineering or malfeasance (including by employees or third parties) could result in unauthorized access, use, disclosure, modification, destruction, or denial of access to information, as well as defective products, production downtime, and operational disruptions.
We rely on third-party hardware, software, and other components. A supplier’s cyber incident could interrupt component availability and our manufacturing or business process. Third-party software (including open source or embedded code), malicious code, or critical vulnerabilities could increase customer risk. A significant incident involving our systems or data could result in significant material investigation, remediation, and notification costs, damage our reputation, and expose us to litigation and regulatory enforcement.
Evolving and divergent global data privacy and protection requirements, and any failure to comply with them or adequately safeguard personal information, could lead to significant costs, fines, litigation, operational restrictions, and reputational harm.
We access sensitive, confidential, proprietary, and personal information subject to numerous jurisdiction specific laws and regulations contractual obligations, and customer-imposed controls. The legal environment for privacy, data protection, and security is increasingly complex and rigorous, with continually evolving requirements, including novel issues arising from new technologies such as generative AI.
In the United States, the Federal Trade Commission and various state laws may impose privacy and security obligations that may require changes to our data processing practices and policies and could result in substantial compliance costs and operational impacts.
Internationally, many jurisdictions maintain unique privacy and cybersecurity frameworks. Violations can lead to substantial fines, regulatory investigations, orders to cease processing or change data uses, sanctions, enforcement notices, civil claims (including class actions), and reputational damage.
These laws differ significantly and are interpreted and enforced inconsistently across jurisdictions, often with delayed guidance that creates prolonged uncertainty. Increasing cross border transfer restrictions and reliance on globally distributed third parties add complexity,
2025 FORM 10-K 18
potentially necessitating organizational changes, additional technical safeguards, vendor management measures, and external expertise, and may divert management attention and resources.
Any failure or perceived failure to comply with applicable laws, regulations, standards, contractual obligations, or customer-imposed controls relating to data privacy and security, or to adequately protect personal information, could damage customer and employee relationships and our reputation and result in our incurring significant costs.
Risks Related to Employee Matters
Inability to attract, retain, and safely deploy highly qualified personnel could impair execution of our strategy and adversely affect our operations, reputation, and financial results. Our success depends on our personnel, particularly senior management, key employees, and technical staff, to develop, manufacture, and deliver our products and provide services worldwide. Competition for talent, our reputation, the availability of qualified individuals, and the emergence of new skills could limit our ability to hire and retain needed personnel. Difficulties hiring, ineffective succession planning, or depletion of institutional knowledge, as well as inefficient workforce utilization and ability to engage qualified contractors, could impede execution of our strategy and growth objectives and adversely affect our business performance, results of operations, liquidity, and financial condition.
Many projects require deploying personnel or contractors in geographically remote or high-risk locations. We incur significant costs to meet safety requirements and to attract and retain skilled workers, and some roles—such as the installation, operation, and maintenance of offshore wind turbines—are difficult, labor-intensive, costly, and depend on the availability of highly-skilled labor. Despite our safety precautions and compliance with applicable laws and regulations, we have experienced serious safety incidents, including injury and death.
Safety concerns or incidents, regardless of fault, could harm our reputation and further impede our ability to attract and retain qualified employees and contractors.
Significant postretirement benefit obligations and volatility in assumptions and asset returns could increase required contributions and expenses and adversely affect our earnings, cash flows, and financial condition. We have net liabilities for pension, healthcare, and life insurance benefits for our employees, former employees, and certain legacy former employees allocated to us by GE. These obligations arise under multiple plans and statutory requirements across various countries and include defined benefit pension plans that are fully funded, partially funded, or unfunded. Upward pressure on healthcare costs, increases in benefit obligations, or asset underperformance could adversely affect our earnings, cash flows, and financial condition.
Our defined benefit expense is determined under U.S. generally accepted accounting principles using actuarial valuations and annual remeasurements that rely on assumptions and market inputs, including discount rates (generally based on high-quality corporate bond yields), expected long-term returns on plan assets, compensation growth, and biometric factors (such as participant mortality). Changes in these assumptions or economic conditions, such as lower discount rates or sustained market volatility, can increase our obligations and pension expense and require us to make additional cash contributions to the defined benefit plans. Differences between actual experience and actuarial assumptions, as well as deviations in investment performance, can materially change net plan liabilities and funding requirements. In addition, changes in legislation, regulations, case law, or accounting standards could result in increased obligations, cash requirements, and expenses. For further information, see Note 13 in the Notes to the consolidated and combined financial statements.
Labor disputes, collective bargaining obligations, and other labor actions could disrupt our operations and increase our costs. A significant number of our employees are represented by labor unions under collective bargaining agreements, and many of our European employees are represented by works councils. These arrangements may limit our flexibility to manage costs and respond to market changes, and employees who are not currently represented may seek representation in the future. We cannot assure that existing collective bargaining agreements will prevent strikes or work stoppages, that we will successfully negotiate new agreements, or that negotiations will not result in increased labor costs (including wages, healthcare, pensions, and other benefits). Negotiations, potential work stoppages, and related disputes may divert management attention. In addition, labor actions affecting our customers or suppliers, or general country strikes or work stoppages, could disrupt our operations, project execution, supply chain, and deliveries.
Risks Relating to Financial, Accounting, and Tax Matters
Volatility in foreign currency exchange rates may adversely affect our financial condition, results of operation, and cash flows.
Because we operate globally, we transact in a variety of currencies. Fluctuations in exchange rates can affect our pricing, cost structure, and margins. For transactions not denominated in the U.S. dollar, we are subject to foreign currency exchange translation risk. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our financial condition, results of operations, and cash flows. Although we use hedging and derivatives to reduce earnings and cash flow volatility, our efforts may not be successful. For additional information, see Note 20 in the Notes to the consolidated and combined financial statements and Item 7A. “Quantitative and Qualitative Disclosures
About Market Risk.”

Future impairments of long-lived assets, including goodwill, could result in significant non-cash charges. We review our goodwill for impairment annually and whenever indicators of impairment arise and our other long-lived assets, including identifiable intangible assets and property, plant, and equipment, for impairment whenever indicators of impairment arise. Adverse changes in market conditions or in our business outlook, as well as future events or strategic decisions (including asset sales or changes in business direction), could result in impairment charges and related losses. Certain non-cash impairments may arise from shifts in strategic goals or broader business environment factors. Any impairment charges we recognize will reduce our results of operations.
Changes in tax laws and rates, adverse positions taken by taxing authorities, and tax audits could increase our tax obligations and costs and our ability to use deferred tax assets may be subject to limitation. We are subject to income and other taxes (including sales, excise, and value added) in the U.S. and numerous foreign jurisdictions. Determining our worldwide tax provision requires significant judgment across diverse legal regimes. Changes in tax laws, tax rates, or interpretations; new or increased tariffs; adverse positions by taxing authorities; and the resolution of governmental audits and assessments may significantly increase our tax obligations and costs. We
2025 FORM 10-K 19
have deferred tax assets in certain countries, and their utilization depends on generating sufficient taxable income in those jurisdictions
(and within applicable carryforward periods). Subsequent changes in tax laws, rates, or rules in those jurisdictions could restrict or delay utilization, reduce the value of these assets, and adversely affect our financial results.
The Spin-Off could result in significant tax liability to GE and its stockholders if it is determined to be a taxable transaction and we may have corresponding indemnification obligations. The Spin-Off may not qualify as tax-free, which could result in significant tax liabilities for GE and its stockholders and substantial indemnification obligations by us to GE. Although GE obtained an IRS private letter ruling and tax opinions supporting tax-free treatment under Sections 355 and 368(a)(1)(D), these are not binding on the IRS or courts, rely on compliance with specified agreements and representations, and do not cover state, local, or foreign taxes. The IRS could determine that the Spin-Off or related transactions are taxable, including due to incorrect assumptions, breaches of covenants, or post-Spin-Off ownership changes. If the Spin-Off is taxable, GE and its stockholders could face significant adverse tax consequences. Under our Tax Matters
Agreement with GE, if tax-free treatment fails because of our actions or certain ownership changes (including a 50% or greater change in our stock by vote or value within the specified four-year period under Section 355(e), excluding the change that resulted from the Spin-Off), we may be required to indemnify GE for resulting taxes, interest, penalties, and related expenses, which amounts could be substantial.
The Tax Matters Agreement limits us from taking certain actions and may require us to indemnify GE significant amounts. We are subject to covenants under the Tax Matters Agreement for the period required under the agreement. These covenants are intended to preserve the non-recognition treatment of the Spin-Off under Section 355 and related provisions of the Code (and analogous state, local, and foreign tax laws). The covenants include limits on certain acquisitions, mergers, liquidations, sales, dispositions, transfers or stock redemptions involving our stock or assets; discontinuing the active conduct of our Gas Power business; issuing or selling stock or other securities (including convertibles, except certain compensatory arrangements); and selling, disposing or transferring assets outside the ordinary course. We may be required to indemnify GE for taxes, interest, penalties, and related expenses that may result from any violation of these covenants. Further, under the Tax Matters Agreement, we may be allocated a portion of liability relating to certain pre-Spin-Off tax matters. Any such allocation or indemnification amounts could be substantial. These covenants and indemnification obligations may require us to forgo, delay, or restructure strategic transactions and other initiatives, and may discourage third parties from proposing transactions that our stockholders might otherwise favor.
We may not realize expected benefits from the Spin-Off. We may not realize the benefits we expect from the Spin-Off, including greater strategic focus, operational simplification, cost savings, targeted innovation, and a tailored capital allocation policy. Achieving these benefits depends on timely and successful execution of our stand alone strategy and may be limited by the costs and distractions of operating as an independent public company, restrictions intended to preserve the tax-free treatment of the Spin-Off that may limit strategic transactions for a period of time, and reduced scale and diversification versus GE pre-separation. Building and sustaining standalone capabilities takes time, may be less effective, and could be costly and disruptive. Our ongoing relationship with GE creates potential conflicts of interest, including where directors or officers have roles or equity interests in both companies, and our governance policies may not fully mitigate these risks. We and GE are subject to multiple separation and transition agreements; if either party fails to perform (including with respect to indemnities, transition services, or other obligations), we could experience operational disruption and increased costs. Further, we may be obligated to indemnify GE for actions and positions taken prior to the Spin-Off, and we may have limited influence on the determination of the indemnifiable amounts, which could be significant. In addition, certain GE credit support and guarantees of our obligations may not be replaced or released when expected, which could impose contractual restrictions, require alternative credit support, and obligate us to indemnify GE for amounts paid. Any of these events could adversely affect our business, financial condition, cash flows, and results of operations and could limit our strategic flexibility.
Risks Relating to Our Common Stock and the Securities Market
Our stock price may be volatile, and we could face securities litigation. The market price of our common stock has in the past fluctuated, and may in the future fluctuate, significantly. Because we manufacture and sell products used in AI infrastructure, our performance and the market price of our common stock are frequently linked to AI investment trends and sector sentiment, which has resulted in, and may continue to result in, significant volatility. A significant decline could result in securities class action litigation, which could be costly, divert management’s attention, and adversely affect our business.
We may not achieve our targeted return of cash to stockholders. Our ability to return cash to stockholders in the form of dividends or stock repurchases depends on earnings, financial condition, cash needs, other potential uses of cash, and market conditions. In addition, the price, availability, and trading volumes of our stock will also affect repurchase timing and size.
Future equity issuances, including equity compensation, may dilute stockholders. We may issue equity to finance acquisitions, raise capital, or for other purposes. We also grant stock-based awards to directors, officers, and employees, and some of those persons also have stock-based awards granted by GE prior to the Spin-Off that converted to our stock-based awards at the Spin-Off. We plan to continue granting additional awards (e.g., annual, new hire, and retention) under our equity compensation programs. These issuances dilute existing stockholders and may reduce earnings per share, potentially adversely affecting our stock price.
Anti-takeover provisions and Delaware law may deter transactions and limit stockholder rights. Provisions in our certificate of incorporation, bylaws, the Separation and Distribution Agreement, and Delaware law that may delay, deter, or prevent a change in control include: a classified board through 2029 with directors removable only for cause during that period; advance notice requirements for stockholder proposals and director nominations; limitations on stockholders’ ability to call special meetings or act by written consent; Board authority to issue preferred stock without stockholder approval; and only the Board having authority to fill vacancies (including those created by Board expansion). We are also subject to Section 203 of the Delaware General Corporation Law (DGCL), change-of-control restrictions under the Separation and Distribution Agreement, and restrictions in the Tax Matters Agreement intended to preserve the Spin-
Off’s tax treatment. These provisions may discourage certain unsolicited transactions that could offer stockholders a premium for their shares.
2025 FORM 10-K 20
Exclusive forum provisions may limit stockholders’ choice of judicial forum. Unless we consent otherwise, our certificate of incorporation provides that the Delaware Court of Chancery (or, if it lacks jurisdiction, another Delaware state court or the U.S. District
Court for the District of Delaware) is the exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees, agents or stockholders to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, and that federal district courts are the exclusive forum for claims under the Securities Act of 1933, as amended. These provisions do not apply to Exchange Act claims, which are subject to exclusive federal jurisdiction. Courts may not enforce our exclusive forum provisions in all circumstances. The provisions may increase the cost of litigation for stockholders, limit forums perceived as more favorable, discourage certain lawsuits, or, if found unenforceable, require us to litigate in multiple jurisdictions, thereby increasing our costs.
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
GE Vernova considers cybersecurity, along with other top risks, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the enterprise level with consideration of key risk indicators, trends, and countermeasures for cybersecurity and other types of significant risks. GE Vernova does not believe that there are currently any known incidents from cybersecurity threats that are reasonably likely to materially affect GE Vernova or its business strategy, results of operations, or financial condition. As is the case for all large, global companies, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including our operations, business strategy, results of operations, or financial condition. See Item 1A. "Risk Factors—Risks Related to Technology, Cybersecurity, Data Privacy & Intellectual Property" for
further information about these risks. We outsource certain cybersecurity functions and will continue to look for opportunities to utilize managed security service providers. In addition, we collaborate with GE on certain cybersecurity functions and will continue to do so during a transition period following our Spin-Off. These arrangements increase our overall cyber risk given the degree of our interconnectedness with these third parties and the potential impact on our outsourced functions that could be caused by an attack on them.
The Audit Committee of GE Vernova’s Board of Directors is responsible for board-level oversight of cybersecurity risk, and the Audit
Committee reports back to the full Board about this and other areas within its responsibility. As part of its oversight role, the Audit
Committee receives reporting about GE Vernova’s practices, programs, notable threats or incidents, and other developments related to cybersecurity throughout the year, including through periodic updates from our Chief Information Security Officer (CISO). The Audit
Committee also receives information about cybersecurity risks as part of GE Vernova’s enterprise risk management framework and reporting. In addition to receiving reports from the Audit Committee, the Board also periodically receives direct reports from the CISO on the
Company's cybersecurity risk management.
GE Vernova’s CISO reports to GE Vernova’s Chief Information Officer (CIO) and leads our overall cybersecurity function. The CISO has over 20 years of experience in managing and leading IT or cybersecurity teams and participates in various cybersecurity organizations. The
CISO collaborates with business unit CISOs and CIOs to identify and analyze cybersecurity risks to GE Vernova; consider industry trends;
implement controls, as appropriate and feasible, to mitigate these risks; and enable business leaders to make risk-based business
2025 FORM 10-K 21
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
ITEM 2. PROPERTIES. GE Vernova is headquartered in Cambridge, Massachusetts and occupies approximately 600 sites in 458 cities and 97 countries. Approximately 80% of the sites are leased and 20% are owned. GE Vernova periodically reviews the portfolio of facilities for opportunities to optimize and best align our footprint needs.
Within this portfolio of properties, GE Vernova's subsidiaries operate 91 manufacturing sites, 18 of which are located in the U.S. and 73 are located internationally. The manufacturing facilities are used by GE Vernova's segments as follows:

SEGMENT	Number of Facilities
Power	41
Wind	17
Electrification	33
Total	91
The locations of GE Vernova's manufacturing locations by geographic region are as follows:

GEOGRAPHIC REGION	Number of Facilities
Americas	27
Association of Southeast Asian Nations	26
Europe, the Middle East, and Africa	38
Total	91
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
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
2025 FORM 10-K 22
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER
PURCHASES OF EQUITY SECURITIES.
GE Vernova common stock is listed on the New York Stock Exchange under the ticker symbol "GEV." As of December 31, 2025, there were approximately 167,000 stockholders of record.

STOCK PERFORMANCE GRAPH
$105
The changes for the periods shown in the above graph are based on the assumption that $100 had been invested in GE Vernova common stock, the Standard & Poor’s 500 Stock Index (S&P 500), and the Standard & Poor’s 500 Industrials Stock Index (S&P Industrial) on April 2,
2024, and that all dividends were reinvested. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV” on the New York Stock Exchange. The cumulative dollar returns shown on the graph represent the value that such investments would have had on the date indicated.
During 2025, we paid aggregate quarterly dividends of $1.00 per share of common stock outstanding ($0.25 per share for each dividend declared). Effective December 9, 2025, the Board of Directors declared a dividend of $0.50 per share of common stock outstanding payable on February 2, 2026, to stockholders of record as of January 5, 2026. The Company currently expects quarterly dividends to continue in future periods, although they remain subject to determination and declaration by the Board of Directors. The payment of future dividends, if any, will be based on several factors, including the Company’s financial performance, outlook, and liquidity.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10.0 billion of common stock repurchases, from the prior authorization of $6.0 billion, which was announced on December 10, 2024. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. We repurchased 1.9 million shares for $1,075 million during the three months ended December 31, 2025, under our repurchase program.
The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase program (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (in millions)
October	1,287	$572.54	1,287	$3,020
November	613	551.84	613	2,681
December	—	—	—	6,681
Total	1,900	$565.86	1,900
ITEM 6. [RESERVED].
2025 FORM 10-K 23
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the
Company for the years ended December 31, 2025 and 2024. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year. Refer to the "Management's
Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of our Annual Report on Form 10-K for
the fiscal year ended December 31, 2024, for discussions of results for the years ended December 31, 2024 versus 2023.
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
Financial Presentation Under GE Ownership. We completed our separation from General Electric Company (GE), which now operates as GE Aerospace, on April 2, 2024 (the Spin-Off). For further information, see Note 1 in the Notes to the consolidated and combined financial statements.
Prolec GE. On October 21, 2025, we announced that GE Vernova will acquire the remaining fifty percent stake of Prolec GE, our unconsolidated joint venture with Xignux. Prolec GE is a leading grid equipment supplier, producing transformers across most ratings and voltages with approximately 10,000 global employees across seven manufacturing sites globally, including five in the U.S. Under the purchase agreement, GE Vernova will pay approximately $5.3 billion at closing, expected to be funded equally between cash and debt. The acquisition is expected to close in February 2026.
Tariffs. Throughout 2025, the United States and other countries imposed global tariffs. These tariffs have resulted, and any future tariffs will result in additional costs to us. The total cost impact from the global tariffs for the full year 2025 was approximately $250 million, after taking into consideration contractual protections and mitigating actions. The future impacts of tariffs may be significantly different and are subject to several factors including the amount, duration, scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
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
2025 FORM 10-K 24
RESULTS OF OPERATIONS
Summary of Results. RPO was $150.2 billion and $119.0 billion as of December 31, 2025 and 2024, respectively. For the year ended
December 31, 2025, total revenues were $38.1 billion, an increase of $3.1 billion for the year. Net income (loss) was $4.9 billion, an increase of $3.3 billion in net income for the year, and net income (loss) margin was 12.8%. Diluted earnings (loss) per share was $17.69 for the year ended December 31, 2025, an increase in diluted earnings per share of $12.11 for the year. Cash flows from (used for)
operating activities were $5.0 billion and $2.6 billion for the years ended December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, Adjusted EBITDA* was $3.2 billion, an increase of $1.2 billion. Free cash flow* was $3.7 billion and $1.7 billion for the years ended December 31, 2025 and 2024, respectively.
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated and combined financial statements for further information.

RPO December 31	2025	2024	2023
Equipment	$64,245	$43,047	$40,478
Services	85,993	75,976	75,120
Total RPO	$150,238	$119,023	$115,598
As of December 31, 2025, RPO increased $31.2 billion (26%) from December 31, 2024, primarily at Power, due to increases at Gas
Power due to Heavy-Duty Gas Turbine and Aeroderivative equipment and contractual services, and increases at Steam Power services,
Hydro Power equipment, and Nuclear Power equipment, partially offset by a decrease at Steam Power equipment; at Electrification, primarily due to demand for alternating current substation solutions, switchgear, and transformers at Grid Solutions and synchronous condensers and energy storage at Power Conversion & Storage; partially offset at Wind, due to a decrease at Offshore Wind as we continue to execute on our contracts and a decrease in orders at Onshore Wind as U.S. customers dealt with policy uncertainty.

REVENUES	2025	2024	2023
Equipment revenues	$20,934	$18,952	$18,258
Services revenues	17,134	15,983	14,981
Total revenues	$38,068	$34,935	$33,239
For the year ended December 31, 2025, total revenues increased $3.1 billion (9%). Equipment revenues increased at Electrification, primarily at Grid Solutions due to growth in switchgear, high-voltage direct current solutions, and alternating current substation solutions volume and at Power Conversion & Storage; and at Power, due to increases in Gas Power from Heavy-Duty Gas Turbine and
Aeroderivative units deliveries and favorable price; partially offset at Wind, due to decreases at Offshore Wind from the nonrecurrence of revenues recorded on the settlement of a previously canceled project in the third quarter of 2024, project delays, and fewer nacelles produced in the year, and decreases at LM Wind Power due to lower volume from footprint reduction, partially offset by increases at
Onshore Wind due to improved pricing and delivery of more units. Services revenues increased at Power, driven by Gas Power higher parts volume and favorable price; at Electrification, primarily due to growth at Grid Solutions; and at Wind due to higher transactional services.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $3.2 billion (9%), organic equipment revenues* increased $2.0 billion (11%) and organic services revenues* increased $1.2 billion (7%). Organic revenues* increased at Electrification and Power, partially offset at Wind.

EARNINGS (LOSS)	2025	2024	2023
Operating income (loss)	$1,388	$471	$(923)
Net income (loss)	4,879	1,559	(474)
Net income (loss) attributable to GE Vernova	4,884	1,552	(438)
Adjusted EBITDA*	3,196	2,035	807
Diluted earnings (loss) per share(a)	17.69	5.58	(1.60)
(a) The computation of earnings (loss) per share for all periods through April 1, 2024 was calculated using 274 million common shares that were issued upon Spin-Off and excludes Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, the
Company participated in various GE stock-based compensation plans, and there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to Spin-Off.
For the year ended December 31, 2025, operating income (loss) was $1.4 billion, a $0.9 billion increase, primarily due to: an increase in segment results at Electrification of $0.8 billion, primarily due to volume, favorable price, and productivity at Grid Solutions; at Power of $0.6 billion, primarily at Gas Power and Steam Power due to favorable price and increased productivity, partially offset by additional expenses to support investments at Nuclear Power and Gas Power and the impact of inflation; partially offset by a slight decrease in segment results at
Wind of less than $0.1 billion, primarily at Offshore Wind due to the nonrecurrence of a gain recorded on the settlement of a previously canceled project in the third quarter of 2024 and a termination of a supply agreement in the first quarter of 2025, partially offset by lower contract losses, and decreases from the impact of tariffs across the segment, partially offset by increases at Onshore Wind due to improved
*Non-GAAP Financial Measure
2025 FORM 10-K 25
pricing on an increased number of units delivered; the nonrecurrence of $0.3 billion received related to an arbitration refund in the second quarter of 2024; the nonrecurrence of a $0.1 billion benefit related to deferred intercompany profit that was recognized upon GE retaining the renewable energy U.S. tax equity investments in connection with the Spin-Off; and higher corporate costs required to operate as a stand-alone public company.
Net income (loss) and Net income (loss) margin were $4.9 billion and 12.8%, respectively, for the year ended December 31, 2025, an increase of $3.3 billion and 8.3%, respectively, primarily due to a decrease in provision for income taxes of $3.0 billion driven by a $2.9 billion benefit primarily from a U.S. tax valuation allowance release in the fourth quarter of 2025 and an increase in operating income (loss)
of $0.9 billion, partially offset by a decrease in other income (expense) - net of $0.6 billion driven by the nonrecurrence of a $1.0 billion pre-
tax gain from the sale of a portion of Steam Power nuclear activities to Electricité de France S.A. (EDF) in the second quarter of 2024.
Adjusted EBITDA* and Adjusted EBITDA margin* were $3.2 billion and 8.4%, respectively, for the year ended December 31, 2025, an increase of $1.2 billion and 2.6%, respectively, primarily driven by increases in segment results at Electrification and Power.
SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment EBITDA is determined based on performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to
assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude certain non-cash charges, such as depreciation and amortization, impairments and other matters, major restructuring programs, and certain gains and losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits, and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

SUMMARY OF REPORTABLE SEGMENTS	2025	2024	2023
Power	$19,767	$18,127	$17,436
Wind	9,110	9,701	9,826
Electrification	9,642	7,550	6,378
Eliminations and other	(451)	(442)	(401)
Total revenues	$38,068	$34,935	$33,239

Segment EBITDA
Power	$2,902	$2,268	$1,722
Wind	(598)	(588)	(1,033)
Electrification	1,433	679	234
Corporate and other(a)	(541)	(323)	(116)
Adjusted EBITDA*(b)	$3,196	$2,035	$807
(a) Includes our Financial Services business and other general corporate expenses, including costs required to operate as a stand-alone public company.
(b) See "—Non-GAAP Financial Measures" for additional information related to Adjusted EBITDA*. Adjusted EBITDA* includes interest and other financial income (charges) and the benefit (provision) for income taxes of Financial Services as this business is managed on an after-tax basis due to the nature of its investments.
POWER

Orders in units	2025	2024	2023
Gas Turbines	173	112	93
Heavy-Duty Gas Turbines	110	68	41
HA-Turbines	43	25	8
Aeroderivatives	63	44	52
Gas Turbine Gigawatts	29.8	20.2	9.5

Sales in units	2025	2024	2023
Gas Turbines	81	75	91
Heavy-Duty Gas Turbines	54	48	58
HA-Turbines	24	15	14
Aeroderivatives	27	27	33
Gas Turbine Gigawatts	15.3	11.9	13.8

RPO December 31	2025	2024	2023
Equipment	$24,707	$12,461	$13,636
Services	69,680	60,890	59,338
Total RPO	$94,387	$73,351	$72,974
RPO as of December 31, 2025 increased $21.0 billion (29%) from December 31, 2024, primarily at Gas Power due to Heavy-Duty Gas
Turbine and Aeroderivative equipment and contractual services, and increases at Steam Power services, Hydro Power equipment, and
Nuclear Power equipment, partially offset by a decrease at Steam Power equipment.
*Non-GAAP Financial Measure
2025 FORM 10-K 26

SEGMENT REVENUES AND EBITDA	2025	2024	2023
Gas Power	$16,006	$14,465	$13,220
Nuclear Power	1,018	819	827
Hydro Power	806	781	887
Steam Power	1,937	2,063	2,502
Total segment revenues	$19,767	$18,127	$17,436

Equipment	$6,686	$5,708	$5,598
Services	13,081	12,419	11,838
Total segment revenues	$19,767	$18,127	$17,436

Segment EBITDA	$2,902	$2,268	$1,722
Segment EBITDA margin	14.7%	12.5%	9.9%
For the year ended December 31, 2025, segment revenues were up $1.6 billion (9%) and segment EBITDA was up $0.6 billion
(28%).
Segment revenues increased $1.9 billion (10%) organically*, primarily at Gas Power equipment from increased Heavy-Duty Gas Turbine and Aeroderivative deliveries and favorable price, and at Gas Power services due to higher parts volume, contractual services, and favorable price.
Segment EBITDA increased $0.4 billion (18%) organically*, primarily at Gas Power and Steam Power due to favorable price and increased productivity, partially offset by additional expenses to support investments at Nuclear Power and Gas Power and the impact of inflation.
WIND

Onshore and Offshore Wind orders in units	2025	2024	2023
Wind Turbines	854	1,212	2,290
Repower Units	608	656	446
Wind Turbine and Repower Units Gigawatts	4.9	5.3	9.1

Onshore and Offshore Wind sales in units	2025	2024	2023
Wind Turbines	1,518	1,778	2,225
Repower Units	589	298	179
Wind Turbine and Repower Units Gigawatts	6.9	7.8	8.8

RPO December 31	2025	2024	2023
Equipment	$9,112	$10,720	$13,709
Services	12,518	11,962	13,240
Total RPO	$21,630	$22,682	$26,949
RPO as of December 31, 2025 decreased $1.1 billion (5%) from December 31, 2024, primarily due to a decrease at Offshore Wind as we continue to execute on our contracts and a decrease in orders at Onshore Wind as U.S. customers dealt with policy uncertainty.

SEGMENT REVENUES AND EBITDA	2025	2024	2023
Onshore Wind	$8,241	$7,781	$7,761
Offshore Wind	652	1,377	1,455
LM Wind Power	217	542	610
Total segment revenues	$9,110	$9,701	$9,826

Equipment	$7,251	$8,047	$8,335
Services	1,859	1,654	1,491
Total segment revenues	$9,110	$9,701	$9,826

Segment EBITDA	$(598)	$(588)	$(1,033)
Segment EBITDA margin	(6.6)%	(6.1)%	(10.5)%
For the year ended December 31, 2025, segment revenues were down $0.6 billion (6%) and segment EBITDA decreased slightly
(2%).
Segment revenues decreased $0.6 billion (6%) organically*, primarily at Offshore Wind due to the nonrecurrence of revenues recorded on the settlement of a previously canceled project of $0.5 billion in the third quarter of 2024, project delays, and fewer nacelles produced in the year, and decreases at LM Wind Power due to lower volume from footprint reduction, partially offset by increases at Onshore Wind due to improved pricing, delivery of more units, and higher transactional services.
Segment EBITDA increased $0.1 billion (10%) organically*, primarily at Onshore Wind due to improved pricing on an increased number of units delivered, partially offset by decreases at Offshore Wind due to the nonrecurrence of a gain recorded on the settlement of a previously canceled project of $0.3 billion in the third quarter of 2024 and a termination of a supply agreement in the first quarter of 2025, partially offset by lower contract losses of $0.4 billion. There were also decreases from the impact of tariffs across the segment.
*Non-GAAP Financial Measure
2025 FORM 10-K 27
ELECTRIFICATION

RPO December 31	2025	2024	2023
Equipment	$30,508	$20,005	$13,233
Services	4,159	3,448	3,109
Total RPO	$34,667	$23,453	$16,342
RPO as of December 31, 2025 increased $11.2 billion (48%) from December 31, 2024, primarily due to demand for alternating current substation solutions, switchgear, and transformers at Grid Solutions and synchronous condensers and energy storage at Power Conversion
& Storage.

SEGMENT REVENUES AND EBITDA	2025	2024	2023
Grid Solutions	$6,620	$4,957	$3,955
Power Conversion & Storage	2,049	1,676	1,548
Electrification Software	973	917	874
Total segment revenues	$9,642	$7,550	$6,378

Equipment	$7,378	$5,534	$4,532
Services	2,263	2,015	1,846
Total segment revenues	$9,642	$7,550	$6,378

Segment EBITDA	$1,433	$679	$234
Segment EBITDA margin	14.9%	9.0%	3.7%
For the year ended December 31, 2025, segment revenues were up $2.1 billion (28%) and segment EBITDA was up $0.8 billion.
Segment revenues increased $2.0 billion (26%) organically*, primarily at Grid Solutions due to growth in switchgear, high-voltage direct current solutions, and alternating current substation solutions volume and at Power Conversion & Storage.
Segment EBITDA increased $0.7 billion organically*, primarily due to volume, favorable price, and productivity at Grid Solutions.
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $7.5 billion, $6.1 billion, and $4.8 billion and gross margin was 19.8%, 17.4%, and
14.5% for the years ended December 31, 2025, 2024, and 2023, respectively. The increase in gross profit in 2025 was due to an increase at Electrification due to volume, favorable price, and productivity at Grid Solutions; an increase at Power due to Gas Power and Steam
Power favorable price and increased productivity, partially offset by the impact of inflation; partially offset by a slight decrease at Wind due to decreases at Offshore Wind from the nonrecurrence of a gain recorded on the settlement of a previously canceled project in the third quarter of 2024 and a termination of a supply agreement in the first quarter of 2025, partially offset by lower contract losses, and decreases from the impact of tariffs across the segment, partially offset by increases at Onshore Wind due to improved pricing on an increased number of units delivered.
Selling, General, and Administrative. Selling, general, and administrative expenses were $4.9 billion, $4.6 billion, and $4.8 billion and comprised 13.0%, 13.3%, and 14.6% of revenues for the years ended December 31, 2025, 2024, and 2023, respectively. The increase in costs in 2025 was primarily attributable to the nonrecurrence of $0.3 billion received related to an arbitration refund in 2024, higher stock-
based compensation, labor inflation, and higher corporate costs required to operate as a stand-alone public company, partially offset by cost reduction activities and lower costs associated with the portion of Steam Power nuclear activities sold to EDF in 2024.
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
Research and Development (R&D). We conduct R&D activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and demands, and address new market opportunities. In addition to funding
R&D internally, we also receive funding externally from our customers, partners, and governments, which contributes to the overall R&D for the Company.

	GEV funded			Customer and Partner funded(a)			Total R&D
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Power	$550	$391	$324	$73	$187	$113	$623	$578	$437
Wind	161	222	248	1	8	18	162	230	266
Electrification	430	349	324	10	8	—	440	357	324
Other(b)	56	20	—	49	57	56	105	77	56
Total	$1,197	$982	$896	$133	$260	$187	$1,330	$1,242	$1,083
(a) Primarily related to funding in our Nuclear Power business.
(b) Includes Advanced Research.
*Non-GAAP Financial Measure
2025 FORM 10-K 28
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was a $0.2 billion and $0.1 billion income for the years ended December 31, 2025 and 2024, respectively, and a $0.1 billion charge for the year ended December 31,
2023. The higher income in 2025 was driven by higher average balance of invested funds, partially offset by the nonrecurrence of interest income received from an arbitration refund in 2024. The primary components of net interest and other financial income (charges) are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. The effective tax rate and provision (benefit) for income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Effective tax rate (ETR)	(72.5)%	37.6%	(264.1)%
Provision (benefit) for income taxes	$(2,051)	$939	$344
We recorded an income tax benefit on pre-tax income for the year ended December 31, 2025, primarily due to a decrease in valuation allowances from a change in judgment regarding the realizability of a significant portion of our U.S. federal and state deferred tax assets.
The effective tax rate for year ended December 31, 2024 was impacted primarily by an increase in valuation allowances in the U.S. and in certain foreign jurisdictions with losses providing no tax benefit, partially offset by a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to EDF.
We recorded an income tax expense on a pre-tax loss in the year ended December 31, 2023 due to taxes in profitable jurisdictions and an increase in valuation allowances from losses providing no tax benefit in other jurisdictions.
See Note 15 in the Notes to the consolidated and combined financial statements for further information.
CAPITAL RESOURCES AND LIQUIDITY. Historically, we participated in cash pooling and other financing arrangements with GE to manage liquidity and fund our operations. As a result of completing the Spin-Off, we no longer participate in these arrangements and our
Cash, cash equivalents, and restricted cash are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity have changed significantly from our historical practices. As of December 31, 2025, our Cash, cash equivalents, and restricted cash was $8.8 billion, $0.4 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10.0 billion of common stock repurchases, from the prior authorization of $6.0 billion, which was announced on December 10, 2024. We repurchased 8.2 million shares for $3.3 billion during the year ended December 31, 2025. Although we intend to fund priorities that profitably grow the company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program.
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
We typically invest in property, plant, and equipment (PP&E) over multiple periods to support new product introductions and increases in manufacturing capacity and to perform ongoing maintenance of our manufacturing operations. We believe that while PP&E expenditures will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

FREE CASH FLOW (NON-GAAP)	2025	2024
Cash from (used for) operating activities (GAAP)	$4,987	$2,583
Add: Gross additions to property, plant, and equipment and internal-use software	(1,277)	(883)
Free cash flow (Non-GAAP)	$3,710	$1,701
Cash from operating activities was $5.0 billion and $2.6 billion for the years ended December 31, 2025 and 2024, respectively.
Cash from operating activities increased by $2.4 billion in 2025 compared to 2024, primarily driven by: an increase from contract liabilities and current deferred income of $5.2 billion, primarily due to higher down payments on orders and slot reservation agreements at Power;
higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, (gains) losses on purchases and sales of business interests, and provision (benefit) for income taxes) of $1.0 billion, including the nonrecurrence of a $0.3 billion cash refund received in connection with an arbitration proceeding in the second quarter of 2024; partially offset by a decrease from All other operating
*Non-GAAP Financial Measure
2025 FORM 10-K 29
activities of $(1.4) billion, primarily due to an increase in long-term receivables related to supplier advances and advanced manufacturing credits, an increase in prepaid taxes and deferred charges, lower contract losses at Offshore Wind, and an increase in non-cash unrealized gains related to our interest in China XD Electric Co., Ltd; a decrease from inventories of $(0.8) billion, primarily due to higher build and fewer liquidations in Wind; a decrease from accounts payable of $(0.8) billion, primarily due to higher disbursements, including a higher impact related to prepayments, primarily at Wind and Power, partially offset by higher material purchases at Electrification, and the nonrecurrence of settlements of payables with GE prior to the Spin-Off in the first quarter of 2024; and a decrease from current receivables of $(0.6) billion, primarily due to higher net billings and increases in supplier advances at Power and Electrification, partially offset by lower net billings at Wind.
Cash from operating activities of $5.0 billion for the year ended December 31, 2025 included a $4.1 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $8.0 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by net revenue recognition at Wind; current receivables of $(1.9) billion, driven by net billings and an increase in supplier advances in order to secure future volume in Power and Electrification, partially offset by a decrease in past dues at Power;
inventories of $(1.4) billion, primarily due to volume to support fulfillment and deliveries expected in 2026 at Gas Power and new unit build and services volume at Onshore Wind; and current contract assets of $(0.5) billion, driven by revenue recognition exceeding billings at
Offshore Wind.
Cash from operating activities of $2.6 billion for the year ended December 31, 2024 included a $1.1 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $2.8 billion, driven by net collections at Power, and down payments and collections on several large projects in Grid Solutions at Electrification, partially offset by liquidations and the settlement of a previously canceled project at Wind; accounts payable and equipment project payables of $0.7 billion due to material purchases outpacing disbursements, including an increase in prepayments as we more closely align the timing of disbursements and collections, partially offset by settlements of payables with GE prior to the Spin-Off; current receivables of
$(1.3) billion, driven by billings outpacing collections, an increase in past dues, and increases in supplier advances in order to secure future volume, primarily in Power; inventories of $(0.6) billion, primarily in Gas Power, to support fulfillment and deliveries expected in 2025, partially offset by liquidations in Wind; and current contract assets of $(0.4) billion, driven by revenue recognition exceeding billings on our equipment and other service agreements in Wind and Electrification, and on our contractual service agreements in Gas Power, partially offset by an unfavorable change in estimated profitability.
Cash from (used for) investing activities was $(0.8) billion and less than $(0.1) billion for the years ended December 31, 2025 and 2024, respectively. Cash used for investing activities increased by $0.7 billion in 2025 compared to 2024 primarily driven by: the nonrecurrence of the Steam Power business sale of part of its nuclear activities to EDF in our Power segment of $0.6 billion in 2024; and an increase in additions to PP&E and internal-use software of $0.4 billion; partially offset by higher sales of and distributions from equity method investments of $0.2 billion. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $1.3 billion and $0.9 billion for the years ended December 31, 2025 and 2024, respectively.
Cash from (used for) financing activities was $(3.8) billion and $3.7 billion for the years ended December 31, 2025 and 2024, respectively. Cash used for financing activities increased by $7.5 billion in 2025 compared to 2024 primarily driven by: cash settlements for share repurchases of $3.3 billion in 2025; the nonrecurrence of transfers from parent of $2.9 billion; the nonrecurrence of proceeds from the sale of an approximately 24% equity interest in GE Vernova T&D India Ltd. in 2024 of $0.9 billion; and dividends paid of $0.3 billion in 2025.
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
Debt. Total debt, excluding finance leases, was less than $0.1 billion and $0.1 billion as of December 31, 2025 and December 31, 2024, respectively. We have a $3.0 billion Revolving Credit Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit
Facilities). The Trade Finance Facility has not been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on
April 2, 2024, and see Note 22 in the Notes to the consolidated and combined financial statements.
Credit Ratings and Conditions. We have access to the Revolving Credit Facility to fund operations, and we may rely on debt capital markets in the future, including for funding the acquisition of Prolec GE, to further support our liquidity needs. The cost and availability of any debt financing is influenced by our credit ratings and market conditions. Standard and Poor's Global Ratings (S&P) and Fitch Ratings
(Fitch) have issued credit ratings for the Company. On December 18, 2025, Fitch upgraded GE Vernova Inc.'s long-term credit rating to
BBB+ from BBB and issued a Positive outlook. On December 11, 2025, S&P upgraded GE Vernova Inc.'s long-term credit rating to BBB from BBB- and issued a Positive outlook. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Positive	Positive
Long-term	BBB	BBB+
We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to credit. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. See Item 1A “Risk Factors—Risks Related to our Customers and Industry
Dynamics” for a description of some potential consequences for our credit ratings.
*Non-GAAP Financial Measure
2025 FORM 10-K 30
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
As of December 31, 2025, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $8 billion, an over 77% reduction since the Spin-Off. We expect approximately $6 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
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
Customers generally pay us based on the utilization of the asset (per hour of usage for example) or upon the occurrence of a major maintenance event within the contract. As a result, a significant estimate in determining expected revenues of a contract is estimating how customers will utilize their assets over the term of the agreement. The estimate of utilization, which can change over the contract life, impacts both the amount of customer payments we expect to receive and our estimate of future contract costs. Customers’ asset utilization will influence the timing and extent of maintenance events over the life of the contract. We generally use historical utilization trends in developing our revenue estimates. To develop our cost estimates, we consider the timing and extent of future maintenance events, including the amount and cost of labor, spare parts, and other resources required to perform the services.
We routinely review estimates under long-term service agreements and regularly revise them to adjust for changes in outlook. These revisions are based on objectively verifiable information that is available at the time of the review. Contract modifications that change the rights and obligations, as well as the nature, timing, and extent of future cash flows, are evaluated for potential price concessions, contract asset impairments, and significant financing to determine if adjustments of earnings are required before effectively accounting for a modified contract as a new contract.

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
2025 FORM 10-K 31
As of December 31, 2025, our net long-term service agreements balance of $3.4 billion represents approximately 4% of our total estimated life of contract billings. Our contracts (on average) are approximately 29% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements contract assets balance by $0.2 billion. Billings on these contracts were $5.4 billion and $5.0 billion during the years ended December 31, 2025 and 2024, respectively. See Notes 2 and 9 in the
Notes to the consolidated and combined financial statements for further information.
Wind. The equipment within our Wind segment generally does not require major planned outages and revenues associated with service agreements are recognized on a straight-line basis consistent with the nature, timing, and extent of these arrangements, which generally include planned and unplanned maintenance and may also include performance guarantees of the wind farm’s availability to operate under adequate wind conditions. Availability is typically measured across the wind farm over a reference period of one year. Any forecasted shortfalls that may result in a payment to a customer are recorded as a reduction of revenues, while additional revenues are recognized when availability exceeds the contractual targets. During the years ended December 31, 2025, 2024, and 2023, the reduction of revenues from availability shortfalls was $0.3 billion, $0.3 billion, and $0.3 billion, respectively. A further 1% reduction in availability across the entire fleet would have resulted in an additional revenue reduction of less than $0.1 billion.
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
Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses, when available. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have characteristics similar to our businesses.
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
In the fourth quarter of 2025, we performed our annual goodwill impairment test. Based on the results of this test, the fair values of each of our reporting units significantly exceeded their carrying values; however, we identified one reporting unit for which the fair value in excess of carrying value declined significantly since the prior year. The fair value of our Wind reporting unit, which has $3.3 billion of goodwill, exceeds the carrying value by 27%. See Note 8 in the Notes to the consolidated and combined financial statements for further information.
2025 FORM 10-K 32
Income Taxes. Prior to the Spin-Off, GE Vernova was included in the consolidated U.S. federal, state, and foreign income tax returns of
GE, where eligible, through April 2, 2024. We have adopted the separate return method in preparing a provision for income taxes for the periods prior to the Spin-Off. The calculation of income taxes on a separate return basis requires considerable judgment and use of both estimates and allocations. As a result, our provision for income taxes reflected in our consolidated and combined financial statements for
2023 and the first quarter of 2024 have been estimated as if we were a separate taxpayer. Following the Spin-Off, GE Vernova files tax returns independently and our provision for income taxes is prepared on a stand-alone basis.
We only recognize the tax benefits from income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions when there is a 50 percent or less likelihood such tax position would be sustained based on its technical merits. Significant judgment is required when evaluating tax positions for uncertainty. We re-evaluate uncertain tax positions upon changes in facts and circumstances, changes in tax law or guidance, and upon effective settlement of issues with tax authorities. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our provision (benefit) for income taxes in the period such determination is made.
We record deferred taxes on the future tax consequences of differences between the financial statement carrying value of our assets and liabilities and their respective tax basis. The realization of deferred tax assets depends on sufficient sources of taxable income. Possible sources of taxable income include taxable income in carry-back periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income, and projected future taxable income. If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded to adjust the deferred tax assets to the net amount which is more likely than not to be realized. Significant weight is given to evidence that is objectively verifiable such as cumulative losses in recent years; however, some evidence may be based on estimates and assumptions regarding potential sources of future taxable income. Changes in these estimates and assumptions may result in a change in judgment regarding the realizability of deferred tax assets. See Note 15 in the Notes to the consolidated and combined financial statements for further information.
Postretirement Benefit Plans. We engage third-party actuaries to assist in the determination of pension obligations and related plan costs. We develop significant long-term assumptions including discount rates and the expected rate of return on assets in connection with our pension accounting. We recognize differences between the expected long-term return on plan assets, the actual return, and net actuarial gains and losses for the pension plan liabilities annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement within our Consolidated and Combined Statement of Comprehensive Income (Loss).
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
As of the measurement date of December 31, 2025, net periodic benefit income for 2026 is estimated to be $0.5 billion. The components of net periodic benefit costs, other than the service component, are included in Non-operating benefit income in our Consolidated and
Combined Statement of Income (Loss).
Fluctuations in discount rates can significantly impact pension costs and obligations. A 25 basis point decrease in the discount rate would increase our pension and retiree benefit plan costs in the following year by less than $0.1 billion and would also expect an increase in the pension and retiree benefit plan projected benefit obligations at year-end by approximately $0.4 billion. A 50 basis point decrease in the expected return on assets would increase pension plan costs in the following year by less than $0.1 billion. See Note 13 in the Notes to the consolidated and combined financial statements for further information.
Loss Contingencies. Loss contingencies are existing conditions, situations, or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to, warranties, environmental obligations, litigation, regulatory investigations and proceedings, and losses resulting from other events and developments.
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
2025 FORM 10-K 33
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

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
	2025	2024	V%	2025	2024	V%	2025	2024	V pts
Power (GAAP)	$19,767	$18,127	9%	$2,902	$2,268	28%	14.7%	12.5%	2.2pts
Less: Acquisitions	—	—		4	—
Less: Business dispositions	—	308		—	(41)
Less: Foreign currency effect	95	16		107	(49)
Power organic (Non-GAAP)	$19,672	$17,803	10%	$2,791	$2,358	18%	14.2%	13.2%	1.0pts

Wind (GAAP)	$9,110	$9,701	(6)%	$(598)	$(588)	(2)%	(6.6)%	(6.1)%	(0.5)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	13	(13)		(92)	(23)
Wind organic (Non-GAAP)	$9,097	$9,714	(6)%	$(507)	$(565)	10%	(5.6)%	(5.8)%	0.2pts

Electrification (GAAP)	$9,642	$7,550	28%	$1,433	$679	F	14.9%	9.0%	5.9pts
Less: Acquisitions	6	—		(7)	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	135	16		38	(11)
Electrification organic (Non-GAAP)	$9,500	$7,534	26%	$1,403	$690	F	14.8%	9.2%	5.6pts
(a) Includes intersegment sales of $487 million and $483 million for the years ended December 31, 2025 and 2024, respectively. See Note
24 in the Notes to the consolidated and combined financial statements for further information.
2025 FORM 10-K 34

ORGANIC REVENUES (NON-GAAP)	2025	2024	V%
Total revenues (GAAP)	$38,068	$34,935	9%
Less: Acquisitions	6	—
Less: Business dispositions	—	308
Less: Foreign currency effect	244	19
Organic revenues (Non-GAAP)	$37,818	$34,608	9%

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2025	2024	V%
Total equipment revenues (GAAP)	$20,934	$18,952	10%
Less: Acquisitions	—	—
Less: Business dispositions	—	171
Less: Foreign currency effect	114	(2)
Equipment organic revenues (Non-GAAP)	$20,820	$18,784	11%

Total services revenues (GAAP)	$17,134	$15,983	7%
Less: Acquisitions	6	—
Less: Business dispositions	—	138
Less: Foreign currency effect	130	21
Services organic revenues (Non-GAAP)	$16,999	$15,824	7%
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
Adjusted EBITDA margin*, and Adjusted organic EBITDA margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)
	2025	2024	V%	2023
Net income (loss) (GAAP)	$4,879	$1,559	F	$(474)
Add: Restructuring and other charges	277	426		433
Add: (Gains) losses on purchases and sales of business interests(a)	(281)	(1,024)		(92)
Add: Russia and Ukraine charges(b)	—	—		95
Add: Separation costs (benefits)(c)	180	(9)		—
Add: Arbitration refund(d)	—	(254)		—
Add: Non-operating benefit income	(459)	(536)		(567)
Add: Depreciation and amortization(e)	847	1,008		847
Add: Interest and other financial (income) charges – net(f)(g)	(185)	(130)		53
Add: Provision (benefit) for income taxes(g)	(2,062)	995		512
Adjusted EBITDA (Non-GAAP)	$3,196	$2,035	57%	$807

Net income (loss) margin (GAAP)	12.8%	4.5%	8.3 pts	(1.4)%
Adjusted EBITDA margin (Non-GAAP)	8.4%	5.8%	2.6 pts	2.4%

(a) Includes unrealized (gains) losses related to our interest in China XD Electric Co., Ltd, recorded in Net interest and investment income
(loss) which is part of Other income (expense) - net. See Note 19 for further information.
(b) Related to recoverability of asset charges recorded in connection with the ongoing conflict between Russia and Ukraine and resulting sanctions primarily related to our Power business.
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
(g) Excludes interest expense (income) of $(1) million, $10 million and $45 million and benefit (provision) for income taxes of $(11) million,
$56 million and $168 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

*Non-GAAP Financial Measure
2025 FORM 10-K 35

ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2025	2024	V%
Adjusted EBITDA (Non-GAAP)	$3,196	$2,035	57%
Less: Acquisitions	(3)	—
Less: Business dispositions	—	(41)
Less: Foreign currency effect	31	(96)
Adjusted organic EBITDA (Non-GAAP)	$3,168	$2,172	46%

Adjusted EBITDA margin (Non-GAAP)	8.4%	5.8%	2.6 pts
Adjusted organic EBITDA margin (Non-GAAP)	8.4%	6.3%	2.1 pts
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
Foreign exchange rate risk is managed with a variety of techniques, including selective use of derivatives. It is our policy to minimize currency exposures by conducting operations either within functional currencies or using the protection of hedging strategies. A 10%
increase in exchange rates against the U.S. dollar would have decreased our net income for the year ended December 31, 2025 by approximately $0.1 billion. This analysis considered the net currency exposure of foreign currency denominated monetary items and hedging instruments.
For instruments designated as cash flow hedges, a 10% decrease in exchange rates against the U.S. dollar would have decreased
Accumulated Other Comprehensive Income (AOCI) for the year ended December 31, 2025 by approximately $0.1 billion.
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
*Non-GAAP Financial Measure
2025 FORM 10-K 36
Item 8. Financial Statements and Supplementary Data
AUDITOR'S REPORT
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of GE Vernova Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined statements of financial position of GE Vernova Inc. and subsidiaries (the
"Company") as of December 31, 2025, and 2024, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of
America.
We have also audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of
December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of
Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2026 expressed an unqualified opinion on the
Company’s internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Critical Audit Matter Description
The Company enters into long-term service agreements with customers within its Power segment. These agreements require the Company to provide preventative and routine maintenance services, outage services, and stand-by “warranty-type” services, which generally range from 5 to 25 years. Revenue for these agreements is recognized using the percentage of completion method, based on costs incurred relative to total estimated costs over the contract term. As part of the revenue recognition process, the Company estimates both customer payments that are expected to be received and costs to perform services over the contract term. Key assumptions within those estimates that require significant judgment from management include: (a) how the customer will utilize the assets covered over the contract term, (b)
the expected timing and extent of future maintenance and outage services, (c) the future cost of materials, labor, and other resources, and
(d) forward looking information concerning market conditions.
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
•We tested the effectiveness of controls over the revenue recognition process for the long-term service agreements, including controls over management’s key estimates.
2025 FORM 10-K 37
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

Boston, Massachusetts
January 29, 2026

We have served as the Company's auditor since 2022.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of GE Vernova Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GE Vernova Inc. and subsidiaries (the “Company”) as of December 31,
2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)
issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
consolidated and combined financial statements as of and for the year ended December 31, 2025, of the Company and our report dated
January 29, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control
Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/	DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2026
2025 FORM 10-K 38

CONSOLIDATED AND COMBINED STATEMENT OF INCOME (LOSS)
For the years ended December 31 (In millions, except per share amounts)	2025	2024	2023
Sales of equipment	$20,934	$18,952	$18,258
Sales of services	17,134	15,983	14,981
Total revenues	38,068	34,935	33,239

Cost of equipment	18,759	17,989	18,705
Cost of services	11,774	10,861	9,716
Gross profit	7,535	6,085	4,818

Selling, general, and administrative expenses	4,949	4,632	4,845
Research and development expenses	1,197	982	896
Operating income (loss)	1,388	471	(923)

Interest and other financial income (charges) – net	186	120	(98)
Non-operating benefit income	459	536	567
Other income (expense) – net (Note 19)	795	1,372	324
Income (loss) before income taxes	2,828	2,498	(130)
Provision (benefit) for income taxes (Note 15)	(2,051)	939	344
Net income (loss)	4,879	1,559	(474)
Net loss (income) attributable to noncontrolling interests	4	(7)	36
Net income (loss) attributable to GE Vernova	$4,884	$1,552	$(438)

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$17.92	$5.65	$(1.60)
Diluted	$17.69	$5.58	$(1.60)

Weighted-average number of common shares outstanding:
Basic	272	275	274
Diluted	276	278	274
2025 FORM 10-K 39

CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION
December 31 (In millions, except share and per share amounts)	2025	2024
Cash, cash equivalents, and restricted cash	$8,848	$8,205
Current receivables – net (Note 4)	9,803	8,177
Inventories, including deferred inventory costs (Note 5)	10,429	8,587
Current contract assets (Note 9)	9,294	8,621
All other current assets (Note 10)	1,445	564
Assets held for sale (Note 3)	396	—
Current assets	40,216	34,153

Property, plant, and equipment – net (Note 6)	6,006	5,150
Goodwill (Note 8)	4,439	4,263
Intangible assets – net (Note 8)	727	813
Contract and other deferred assets (Note 9)	378	555
Equity method investments (Note 11)	1,834	2,149
Deferred income taxes (Note 15)	5,321	1,639
All other assets (Note 10)	4,095	2,763
Total assets	$63,016	$51,485

Accounts payable and equipment project payables (Note 12)	$8,809	$8,602
Contract liabilities and deferred income (Note 9)	25,774	17,587
All other current liabilities (Note 14)	6,310	5,496
Liabilities held for sale (Note 3)	79	—
Current liabilities	40,972	31,685

Deferred income taxes (Note 15)	1,162	827
Non-current compensation and benefits	3,171	3,264
All other liabilities (Note 14)	5,416	5,116
Total liabilities	50,720	40,892

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 269,529,464 and 275,880,314 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	9,813	9,733
Retained earnings	6,154	1,611
Treasury common stock, 8,397,266 and 226,290 shares at cost as of December 31, 2025 and December 31, 2024, respectively	(3,385)	(43)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 16)	(1,407)	(1,759)
Total equity attributable to GE Vernova	11,178	9,546
Noncontrolling interests	1,118	1,047
Total equity	12,296	10,593
Total liabilities and equity	$63,016	$51,485
2025 FORM 10-K 40

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
For the years ended December 31 (In millions)	2025	2024	2023
Net income (loss)	$4,879	$1,559	$(474)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	615	895	724
Amortization of intangible assets (Note 8)	238	277	240
(Gains) losses on purchases and sales of business interests	(185)	(1,147)	(209)
Principal pension plans – net (Note 13)	(361)	(376)	(405)
Other postretirement benefit plans – net (Note 13)	(227)	(290)	(313)
Provision (benefit) for income taxes (Note 15)	(2,051)	939	344
Cash recovered (paid) during the year for income taxes	(830)	(623)	(2)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,928)	(1,297)	(839)
Decrease (increase) in inventories, including deferred inventory costs	(1,433)	(641)	(240)
Decrease (increase) in current contract assets	(456)	(409)	113
Increase (decrease) in accounts payable and equipment project payables	(105)	667	(716)
Increase (decrease) in contract liabilities and current deferred income	8,019	2,799	2,812
All other operating activities	(1,187)	229	151
Cash from (used for) operating activities	4,987	2,583	1,186

Additions to property, plant, and equipment and internal-use software	(1,277)	(883)	(744)
Dispositions of property, plant, and equipment	39	25	60
Purchases of and contributions to equity method investments	(87)	(114)	(83)
Sales of and distributions from equity method investments	464	244	232
Proceeds from principal business dispositions	60	813	—
All other investing activities	47	(122)	(199)
Cash from (used for) investing activities	(755)	(37)	(734)

Net increase (decrease) in borrowings of maturities of 90 days or less	—	(23)	16
Transfers from (to) Parent	—	2,933	(361)
Dividends paid to stockholders	(275)	—	—
Purchases of common stock for treasury	(3,316)	(43)	—
All other financing activities	(221)	785	(63)
Cash from (used for) financing activities	(3,813)	3,652	(408)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	224	(147)	22
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	644	6,051	66
Less: Net increase (decrease) in cash classified within assets held for sale	2	(603)	582
Increase (decrease) in cash, cash equivalents, and restricted cash	643	6,654	(516)
Cash, cash equivalents, and restricted cash at beginning of year	8,205	1,551	2,067
Cash, cash equivalents, and restricted cash as of December 31	$8,848	$8,205	$1,551
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(53)	$(74)	$(83)
2025 FORM 10-K 41

CONSOLIDATED AND COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)	2025	2024	2023
Net income (loss) attributable to GE Vernova	$4,884	$1,552	$(438)
Net loss (income) attributable to noncontrolling interests	4	(7)	36
Net income (loss)	$4,879	$1,559	$(474)

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	473	(397)	114
Benefit plans – net of taxes	(187)	(730)	640
Cash flow hedges – net of taxes	67	6	69
Other comprehensive income (loss)	$354	$(1,120)	$823

Comprehensive income (loss)	$5,233	$439	$349
Comprehensive loss (income) attributable to noncontrolling interests	2	(11)	34
Comprehensive income (loss) attributable to GE Vernova	$5,235	$428	$383
2025 FORM 10-K 42

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Net parent investment	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$—	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	2	—	(177)	—	—	—	—	—	(177)
Share-based compensation expense	—	—	257	—	—	—	—	—	257
Dividends declared ($1.25 per common share)	—	—	—	(341)	—	—	—	—	(341)
Repurchase of common stock	(8)		—	—	(3,342)	—	—	—	(3,342)
Net income (loss)	—	—	—	4,884	—	—	—	(4)	4,879
Currency translation adjustments – net of taxes	—	—	—	—	—	—	474	—	473
Benefit plans – net of taxes	—	—	—	—	—	—	(189)	2	(187)
Cash flow hedges – net of taxes	—	—	—	—	—	—	67	—	67
Changes attributable to noncontrolling interests	—	—	—	—	—	—	—	73	73
Balances as of December 31, 2025	270	$3	$9,813	$6,154	$(3,385)	$—	$(1,407)	$1,118	$12,296

Balances as of January 1, 2024	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
Transfers from (to) Parent, including Spin-Off related adjustments	—	—	—	—	—	794	—	—	794
Issuance of common stock in connection with the Spin-Off and reclassification of net parent investment	274	3	8,712	—	—	(8,715)	—	—	—
Issuance of shares in connection with equity awards(a)	2	—	52	—	(40)	—	—	—	12
Share-based compensation expense	—	—	155	—	—	—	—	—	155
Dividends declared ($0.25 per common share)	—	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	—	—	—	—	(3)	—	—	—	(3)
Net income (loss)	—	—	—	1,682		(130)	—	7	1,559
Currency translation adjustments – net of taxes	—	—	—	—	—	—	(399)	2	(397)
Benefit plans – net of taxes	—	—	—	—	—	—	(732)	2	(730)
Cash flow hedges – net of taxes	—	—	—	—	—	—	6	—	6
Changes attributable to noncontrolling interests(b)	—	—	814	—	—	—	—	72	886
Balances as of December 31, 2024	276	$3	$9,733	$1,611	$(43)	$—	$(1,759)	$1,047	$10,593

Balances as of January 1, 2023	—	$—	$—	$—	$—	$12,106	$(1,456)	$957	$11,607
Net income (loss)	—	—	—	—	—	(438)	—	(36)	(474)
Currency translation adjustments – net of taxes	—	—	—	—	—	—	110	4	114
Benefit plans – net of taxes	—	—	—	—	—	—	642	(2)	640
Cash flow hedges – net of taxes	—	—	—	—	—	—	69	—	69
Transfers from (to) Parent	—	—	—	—	—	(3,617)	—	—	(3,617)
Changes attributable to noncontrolling interests	—	—	—	—	—	—	—	41	41
Balances as of December 31, 2023	—	$—	$—	$—	$—	$8,051	$(635)	$964	$8,380
(a) During the third quarter of 2024, restrictions lapsed on 435,719 shares of GE Vernova common stock in connection with the vesting of performance shares originally awarded by General Electric Company, now operating as GE Aerospace. We withheld 218,290 shares of
GE Vernova common stock to satisfy tax withholding obligations, resulting in $40 million of Treasury common stock.
(b) Primarily relates to proceeds from the sale of an approximately 24% equity interest in GE Vernova T&D India Ltd, a power transmission and distribution solution provider, in the year ended December 31, 2024, net of directly attributable taxes of $245 million.
2025 FORM 10-K 43
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization. On April 2, 2024, General Electric Company, which now operates as GE Aerospace (GE or Parent) completed the spin-off
(the Spin-Off) of GE Vernova Inc. (the Company, GE Vernova, our, we, or us). The Spin-Off was completed through a distribution of all the
Company's outstanding common stock to holders of record of GE's common stock as of the close of business on March 19, 2024 (the
Distribution), which resulted in the issuance of approximately 274 million shares of common stock. As a result of the Distribution, the
Company became an independent public company. Our common stock is listed under the symbol “GEV” on the New York Stock Exchange.
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
•Tax Matters Agreement – governs the respective rights, responsibilities, and obligations between the Company and GE with respect to all tax matters (excluding employee-related taxes covered under the Employee Matters Agreement), in addition to certain restrictions which generally prohibit us from taking or failing to take any action in the two-year period following the
Distribution that would prevent the Distribution from qualifying as tax-free for U.S. federal income tax purposes, including limitations on our ability to pursue certain strategic transactions. The agreement specifies the portion of tax liability for which the
Company will bear contractual responsibility, and the Company and GE each agree to indemnify each other against any amounts for which such indemnified party is not responsible.
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
Basis of Presentation. For periods prior to the Spin-Off, the combined financial statements have been derived from the consolidated financial statements and accounting records of GE, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by GE. The combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, stand-alone entity during the periods prior to the Spin-Off.
We have prepared the accompanying consolidated and combined financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and present the historical results of operations, comprehensive income and losses, and cash flows for the years ended December 31, 2025, 2024, and 2023 and the financial position as of December 31, 2025 and 2024. We have reclassified certain prior year amounts to conform to the current year’s presentation. The information presented in tables throughout the notes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Percentages presented are calculated from the underlying numbers in millions.
All intercompany balances and transactions within the Company have been eliminated in the consolidated and combined financial statements. Transactions between the Company and GE have been included in these consolidated and combined financial statements.
Certain financing transactions with GE are deemed to have been settled immediately through Net parent investment in our Consolidated and Combined Statement of Financial Position and are accounted for as a financing activity in the Consolidated and Combined Statement of Cash Flows as Transfers from (to) Parent. Within the caption Increase (decrease) in accounts payable and equipment project payables in our Consolidated and Combined Statement of Cash Flows, the increase (decrease) in due to related parties, which primarily included transactions with GE in the years ended December 31, 2024 and 2023, was $(398) million and $(53) million, respectively.
2025 FORM 10-K 44
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
For periods prior to the Spin-Off, the Consolidated and Combined Statement of Income (Loss) includes expense allocations for certain corporate, infrastructure, and shared services expenses that were provided by GE on a centralized basis (GE Corporate Costs), including, but not limited to, finance, supply chain, human resources, IT, insurance, employee benefits, and other expenses that are either specifically identifiable or clearly applicable to the Company. The GE Corporate Costs allocations may not be indicative of the actual expense that would have been incurred had the Company operated as an independent, stand-alone public entity.
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
Estimates are used for, but are not limited to, determining revenue from contracts with customers, recoverability of inventory, long-lived assets and investments, valuation of goodwill and intangible assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, accruals for contingencies including legal, product warranties, environmental and asset retirement obligations, actuarial assumptions used to determine costs of pension and postretirement benefits, valuation and recoverability of receivables, valuation of derivatives, and valuation of assets acquired, liabilities assumed, and contingent consideration as a result of acquisitions.
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
During the years ended December 31, 2025, 2024, and 2023, primarily as a result of changes in product and project cost estimates, we recorded incremental contract losses for certain Offshore Wind contracts of $637 million, $1,005 million, and $379 million, respectively. The incremental contract losses primarily relate to the estimated impact of changes in execution timelines, project-related commercial liabilities, costs to remediate quality issues including the removal of previously installed blades at the Vineyard Wind project, and additional project-
related supply chain and manufacturing costs. Further changes in our execution timelines or other adverse developments could result in further losses beyond the amounts that we currently estimate.
Our billing terms for these over-time contracts are generally based on achieving specified milestones; however, we receive progress collections from customers for large equipment purchases to generally reserve production slots. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 9 for further information.
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
2025 FORM 10-K 45
Our billing terms for these point-in-time equipment contracts generally coincide with delivery to the customer; however, we receive progress collections from customers for large equipment purchases to generally reserve production slots.
Revenues from the Sale of Services. Sales of services include sales from contracts that include the sales of parts and labor associated with servicing customers’ installed base in addition to software related offerings, extended warranties, equipment upgrades, and other service-type activities. Consistent with the way we manage our businesses and interact with customers, we refer to sales under service agreements, which includes both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance, and repairs) as sales of “services,” which is an important part of our operations. See Note 9 for further information.
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
We recognize revenue as we perform under these arrangements using the percentage of completion method, which is based on our costs incurred to date relative to our estimate of total expected costs and the transaction price to which we expect to be entitled under the terms of the contract. Throughout the life of a contract, this measure of progress captures the nature, timing, and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events, and major outages at predetermined usage intervals. We provide for a potential loss on these agreements when it is expected that we will incur such loss.
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
We also enter into long-term service agreements, which we refer to as flexible service agreements, in our Wind segment. Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing, and extent of our services, which primarily relate to routine maintenance and as needed equipment repairs. We generally invoice periodically as services are provided.
Performance Obligations Satisfied at a Point in Time. We sell certain tangible products, largely spare parts, through our services businesses. We recognize revenues and bill our customers at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer.
Cash, Cash Equivalents, and Restricted Cash. Short-term investments and money market instruments with original maturities of three months or less are included in Cash, cash equivalents, and restricted cash. Restricted cash primarily relates to funds restricted in connection with contractual and legal restrictions and amounted to $379 million and $438 million as of December 31, 2025 and 2024, respectively. See Note 22 for further information.
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
2025 FORM 10-K 46
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
See Note 20 for further information.
Equity Method Investments. Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. While a voting percentage of 20% is generally presumed to demonstrate significant influence, other indicators such as board representation or participation in policy-making processes are considered in determining whether significant influence exists. Equity method investments are assessed for other-than-temporary impairment when events occur or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. Our proportionate interest in any intra-
entity profits or losses of an equity method investment are eliminated until the related profit and losses are realized by the investee. Our share of the results of equity method investments is recognized within Other income (expense) – net in our Consolidated and Combined
Statement of Income (Loss). See Note 11 for further information.
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
Income Taxes. Prior to the Spin-Off, GE Vernova was included in the consolidated U.S. federal, state, and foreign income tax returns of
GE, where eligible, through April 2, 2024. The Company's provision for income taxes for 2023, and the first quarter of 2024 was prepared using the separate return method. On a separate return basis, actual transactions included in the consolidated and combined financial statements of GE may not be included in the GE Vernova consolidated and combined financial statements. Similarly, the tax treatment of certain items reflected in the consolidated and combined financial statements of GE Vernova may not be reflected in the consolidated and combined financial statements and tax returns of GE. Therefore, items such as tax loss carryforwards, tax credit carryforwards, and valuation allowances may exist in the separate GE Vernova consolidated and combined financial statements that may or may not exist in
GE’s consolidated and combined financial statements. Following the Spin-Off, GE Vernova files tax returns independently and the
Company's provision for income taxes is prepared on a stand-alone basis. As a result, the effective tax rate reported in 2024 and 2025 may differ from those reported in the historical periods prior to the Spin-Off.
We only recognize the tax benefits from income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions when there is a 50 percent or less likelihood such tax position would be sustained based on its technical merits. We re-evaluate uncertain tax positions upon changes in facts and circumstances, changes in tax law or guidance, and upon effective settlement of issues with tax authorities. We classify interest on tax deficiencies or overpayments as interest expense or income in Interest and other financial income (charges) – net and income tax penalties as a Provision
(benefit) for income taxes in our Consolidated and Combined Statement of Income (Loss).
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
2025 FORM 10-K 47
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
Projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the expected timing of benefit payments. Generally, lower discount rates increase present values and increase subsequent-year pension expense, while higher discount rates decrease present values and decrease subsequent-year pension expense. The components of net periodic benefit costs, other than the service cost component, are recognized within Non-operating benefit income in our Consolidated and Combined Statement of Income (Loss). The Company delays recognition of gains and losses and subsequently amortizes these amounts into earnings over the remaining average future service of active employees or the expected life of inactive participants, as applicable, who participate in the plan.
For the principal pension plans, gains and losses are amortized using a straight-line method with a separate layer for each year's gains and losses. For most other pension plans and principal retiree benefit plans, gains and losses are amortized using a straight-line or a corridor amortization method. See Note 13 for further information.
Loss Contingencies. Loss contingencies are existing conditions, situations, or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to warranties, environmental obligations, litigation, regulatory investigations and proceedings, and losses resulting from other events and developments.
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
2025 FORM 10-K 48
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
Government Assistance. We receive grants, incentives, and refundable tax credits from various federal, state, local, and foreign governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction which encourage investment, job creation and retention, and environmental objectives including renewable energy production and emissions reductions. We recognize government incentives as a reduction to the related expense or asset when there is reasonable assurance that the Company will comply with the conditions of the incentive, the incentive is received or is probable of receipt, and the amount is determinable. Government grants resulted in reductions of $46 million, $52 million, and $71 million to research and development expenses for the years ended
December 31, 2025, 2024, and 2023, respectively. As a result of the advanced manufacturing credits provided by the Inflation Reduction
Act, which went into effect in 2023, our Wind business also recognized a $401 million, $319 million, and $234 million reduction to cost of equipment for the years ended December 31, 2025, 2024, and 2023, respectively, and recorded $412 million and $301 million as of
December 31, 2025 and 2024, respectively, in Current receivables - net and All other assets in our Consolidated and Combined Statement of Financial Position.
Foreign Currency. We determine the functional currency of foreign subsidiaries based on their primary operations that generate and expend cash. The functional currency for many of our international operations is the local currency, and for other international operations, the functional currency is the U.S. dollar. When the functional currency is not the U.S. dollar, asset and liability accounts are translated at period-end exchange rates, and the Company translates functional currency income and expense amounts to their U.S. dollar equivalents using average exchange rates for the period. The U.S. dollar effects that arise from changing translation rates from functional currencies are recorded in Accumulated other comprehensive income (loss) – net attributable to GE Vernova (AOCI) in our Consolidated and
Combined Statement of Financial Position.
Gains and losses from foreign currency transactions, such as those resulting from the settlement of monetary items in the non-functional currency and those resulting from remeasurements of monetary items, are included in Cost of equipment, Cost of services, and Selling, general, and administrative expenses in our Consolidated and Combined Statement of Income (Loss) depending on the underlying nature of the item. Net gains (losses) from foreign currency transactions were $(170) million, $20 million, and $80 million for the years ended
December 31, 2025, 2024, and 2023, respectively.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):
Targeted improvements to the Accounting for Internal-Use Software. The ASU updates the accounting for internal-use software by eliminating the concept of development stages. Under this updated guidance, software costs are capitalized once management has authorized and committed funding to the project, and it is probable the project will be completed and the software used as intended. The
ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact that this guidance will have on our consolidated and combined financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities. The new
standard establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The
ASU is effective for fiscal years beginning after December 15, 2028. We are currently evaluating the impact that this guidance will have on our consolidated and combined financial statements.
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
2025 FORM 10-K 49
The major components of assets and liabilities held for sale in the Company’s Consolidated and Combined Statement of Financial Position
are summarized as follows:

ASSETS AND LIABILITIES HELD FOR SALE December 31	2025	2024
Property, plant, and equipment - net	$137	$—
Goodwill	184	—
Other assets	75	—
Assets held for sale	$396	$—

Other liabilities	$79	$—
Liabilities held for sale	$79	$—
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET December 31	2025	2024
Customer receivables	$7,866	$6,312
Non-income based tax receivables	662	814
Supplier advances and other receivables	1,717	1,514
Other receivables	$2,379	$2,328
Allowance for credit losses	(441)	(464)
Total current receivables – net	$9,803	$8,177
Activity in the allowance for credit losses related to current receivables for the years ended December 31, 2025, 2024, and 2023 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2025	2024	2023
Balance as of January 1	$464	$515	$674
Net additions (releases) charged to costs and expenses	2	33	(7)
Write-offs, net	(30)	(36)	(163)
Foreign exchange and other	6	(48)	11
Balance as of December 31	$441	$464	$515
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $1,616 million, $1,647 million, and $1,590 million in the years ended December 31,
2025, 2024, and 2023, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred. Included in the sales of customer receivables in the year ended December 31, 2023 was $82 million in our Gas Power business within our Power segment, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES – NET December 31	2025	2024
Long-term customer receivables	$228	$282
Supplier advances	686	285
Non-income based tax receivables	80	74
Other receivables	440	247
Allowance for credit losses	(197)	(142)
Total long-term receivables – net	$1,237	$745
NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

December 31	2025	2024
Raw materials and work in process	$6,377	$5,328
Finished goods	3,267	2,490
Deferred inventory costs(a)	786	769
Inventories, including deferred inventory costs	$10,429	$8,587
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
2025 FORM 10-K 50
NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	Depreciable lives (in years)	Original Cost		Net Carrying Value
December 31		2025	2024	2025	2024
Land and improvements	8	$358	$337	$342	$323
Buildings, structures, and related equipment	8-40	3,295	3,171	1,349	1,339
Machinery and equipment(a)	4-20	8,426	7,938	2,302	2,284
Leasehold costs and manufacturing plant under construction	1-10	1,500	762	1,225	533
ROU operating lease assets(b)				788	671
Property, plant, and equipment – net		$13,579	$12,207	$6,006	$5,150
(a)Includes equipment we own that is leased to customers and is stated at cost less accumulated depreciation with a carrying value of
$225 million and $374 million as of December 31, 2025 and 2024, respectively.
(b)See Note 7 for further information.
Depreciation and amortization related to property, plant, and equipment was $615 million, $895 million, and $724 million for the years ended December 31, 2025, 2024, and 2023, respectively.
In the third quarter of 2024, we recognized a non-cash pre-tax impairment charge of $108 million related to property, plant, and equipment due to restructuring at our Hydro Power business, which is included in depreciation and amortization. This charge was recorded in Cost of sales in our Consolidated and Combined Statement of Income (Loss). See Note 23 for further information.
NOTE 7. LEASES
Operating Lease Liabilities. The Company leases certain logistics, office, and manufacturing facilities, as well as vehicles and other equipment. Certain of the Company’s leases may include options to extend. Our operating lease liabilities are included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, as detailed below.

December 31	2025	2024
Current portion of operating lease liability	$183	$163
Noncurrent portion of operating lease liability	661	562
Total operating lease liability	$843	$725

OPERATING LEASE EXPENSE	2025	2024	2023
Long-term (fixed)	$220	$194	$205
Long-term (variable)	21	47	49
Short-term	14	25	63
Total operating lease expense	$255	$265	$317

MATURITY OF LEASE LIABILITIES	2026	2027	2028	2029	2030	Thereafter	Total
Undiscounted lease payments	$217	$179	$150	$102	$79	$276	$1,003
Less: Imputed interest							(160)
Total lease liability as of December 31, 2025							$843

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2025	2024	2023
Operating cash flows used for operating leases	$225	$242	$214
Right-of-use assets obtained in exchange for new lease liabilities	309	259	278
Weighted-average remaining lease term as of December 31	7.1 years	7.3 years	7.1 years
Weighted-average discount rate as of December 31	4.6%	4.4%	4.0%
Finance Lease Liabilities. Our finance lease liabilities are included in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position, as detailed below. Our finance leases have a weighted-average remaining lease term of
12.0 years and a weighted-average discount rate of 2.8% as of December 31, 2025.

December 31	2025	2024
Current portion of finance lease liability	$24	$18
Noncurrent portion of finance lease liability	254	248
Total finance lease liability	$278	$266
2025 FORM 10-K 51
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

CHANGES IN GOODWILL BALANCES	Power	Wind	Electrification	Total
Balance at December 31, 2023	$308	$3,204	$925	$4,437
Currency exchange and other	3	(170)	(7)	(174)
Balance at December 31, 2024	$310	$3,035	$918	$4,263
Acquisitions	15	—	70	84
Currency exchange and other(a)	3	267	(180)	91
Balance at December 31, 2025	$328	$3,302	$808	$4,439
(a)During the third quarter of 2025, we signed a binding agreement to sell the Proficy business, which resulted in $184 million of goodwill being reclassified to Assets held for sale in our Consolidated and Combined Statement of Financial Position. See Note 3 for further information.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION		2025			2024
December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related	3-23	$2,414	$(2,168)	$246	$2,292	$(1,974)	$318
Patents and technology	5-15	3,080	(2,755)	325	2,869	(2,587)	283
Capitalized software	3-10	1,071	(945)	127	1,035	(871)	165
Trademarks & other	3-25	204	(175)	29	208	(160)	48
Total		$6,769	$(6,042)	$727	$6,404	$(5,592)	$813
All intangible assets are subject to amortization. Intangible assets decreased $86 million in 2025, primarily as a result of amortization, partially offset by acquisitions. Amortization expense was $238 million, $277 million, and $240 million for the years ended December 31,
2025, 2024, and 2023, respectively.
During 2025, we recorded additions to intangible assets subject to amortization of $124 million with a weighted average amortizable period of 6.6 years, including patents and technology of $97 million with a weighted average amortizable period of 7.1 years.
Estimated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2026	2027	2028	2029	2030
Estimated annual pre-tax amortization	$226	$205	$135	$35	$30
NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $496 million in the year ended December 31, 2025 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased
$8,206 million in the year ended December 31, 2025 primarily due to new collections received in excess of revenue recognition at Power and Electrification, partially offset by revenue recognition in excess of collections at Wind. Net contractual service agreements decreased primarily due to billings of $5,362 million and net unfavorable changes in estimated profitability of $151 million, partially offset by revenues recognized of $5,412 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $11,225 million and $9,933 million for the years ended December 31, 2025 and 2024, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
December 31, 2025	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,417	$—	$—	$5,417
Equipment and other service agreement assets	1,521	988	1,368	3,877
Current contract assets	$6,938	$988	$1,368	$9,294
Non-current contract and other deferred assets(a)	368	1	9	378
Total contract and other deferred assets	$7,305	$990	$1,376	$9,672

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement assets	$5,321	$—	$—	$5,321
Equipment and other service agreement assets	1,622	538	1,139	3,300
Current contract assets	$6,944	$538	$1,139	$8,621
Non-current contract and other deferred assets(a)	536	8	11	555
Total contract and other deferred assets	$7,479	$546	$1,150	$9,176
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.
2025 FORM 10-K 52

CONTRACT LIABILITIES AND DEFERRED INCOME
December 31, 2025	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,977	$—	$—	$1,977
Equipment and other service agreement liabilities	14,529	2,588	6,405	23,524
Current deferred income	21	208	44	273
Contract liabilities and current deferred income	$16,527	$2,796	$6,449	$25,774
Non-current deferred income	20	142	13	175
Total contract liabilities and deferred income	$16,547	$2,938	$6,462	$25,950

December 31, 2024	Power	Wind	Electrification	Total
Contractual service agreement liabilities	$1,789	$—	$—	$1,789
Equipment and other service agreement liabilities	7,879	3,684	3,946	15,511
Current deferred income	6	193	88	287
Contract liabilities and current deferred income	$9,674	$3,877	$4,034	$17,587
Non-current deferred income	29	112	16	157
Total contract liabilities and deferred income	$9,703	$3,989	$4,050	$17,744
Remaining Performance Obligation (RPO). As of December 31, 2025, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $150,238 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $64,245 million of which 37%, 69%, and 97% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $85,993 million of which 17%, 52%, 77%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 10. CURRENT AND ALL OTHER ASSETS

December 31	2025	2024
Derivative instruments (Note 20)	$233	$168
Prepaid taxes and deferred charges	698	297
Investment securities(a)	466	—
Other	48	98
All other current assets	$1,445	$564

Long-term receivables – net (Note 4)	$1,237	$745
Pension surplus (Note 13)	1,163	890
Taxes receivable	755	364
Prepaid taxes and deferred charges	231	248
Derivative instruments (Note 20)	223	158
Other	487	358
All other assets	$4,095	$2,763
(a)During the third quarter of 2025, we reclassified our investment in China XD Electric Co., Ltd from equity method investments. The fair value of our investment in China XD Electric Co., Ltd was $466 million as of December 31, 2025, which is considered to be Level 1. See
Note 11 for further information.
2025 FORM 10-K 53
NOTE 11. EQUITY METHOD INVESTMENTS

	Ownership percentage at	Equity method investment balance		Equity method income (loss)

	December 31, 2025	December 31, 2025	December 31, 2024	2025	2024	2023
China XD Electric(a)	—	$—	$402	$15	$23	$8
Aero Alliance(b)	50%	569	544	27	29	38
Hitachi-GE Nuclear Energy(c)	20%	184	184	12	(12)	7
Prolec GE(d)	50%	384	251	180	105	93
Other(e)		697	769	35	(92)	(210)
Total		$1,834	$2,149	$269	$53	$(64)
(a)China XD Electric Co., Ltd is publicly traded on the Shanghai Stock Exchange. In the first quarter of 2025, we sold a portion of our shares, decreasing our ownership percentage in the investee by approximately 2%. In the third quarter of 2025, we sold a further portion of our shares, decreasing our ownership percentage by approximately 3%. As a result, the investment was reclassified to All other current assets in our Consolidated and Combined Statement of Financial Position. See Notes 10 and 19 for further information.
(b)Aero Alliance is our 50-50 joint venture with Baker Hughes Company that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$711 million, $651 million, and $656 million in the years ended December 31, 2025, 2024, and 2023, respectively. The Company owed
Aero Alliance $55 million and $24 million as of December 31, 2025 and 2024, respectively. These amounts have been recorded in
Accounts payable and equipment project payables in our Consolidated and Combined Statement of Financial Position.
(c)Hitachi-GE Nuclear Energy is a non-consolidated joint venture that is part of the joint venture structure with Hitachi, Ltd. that forms our
Nuclear Power business.
(d)Prolec GE refers to our joint venture with Xignux, which manufactures a wide range of transformers available for generation, transmission and distribution applications and is focused on serving utilities, renewable, and industrial customers.
(e)Primarily other investments made by our Financial Services business in commercial energy projects and investments with strategic partners by our segments. For the years ended December 31, 2025, 2024, and 2023, includes impairment charges of $37 million,
$55 million, and $108 million, respectively. In connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, tax benefits related to these investments of $53 million were recognized in the first quarter of 2024 and $183 million were recognized during the year ended December 31, 2023, in Provision (benefit) for income taxes in our Consolidated and Combined
Statement of Income (Loss), for which we received cash of $183 million from GE for these credits in 2023. Additionally, we recognized a
$136 million benefit related to deferred intercompany profit during the second quarter of 2024.

	Equity method investment balance		Equity method income (loss)
	December 31, 2025	December 31, 2024	2025	2024	2023
Power	$922	$919	$33	$(11)	$78
Wind	30	49	—	5	(2)
Electrification	479	743	191	123	77
Corporate(a)	403	438	45	(64)	(217)
Total	$1,834	$2,149	$269	$53	$(64)
(a) Includes the investments owned by our Financial Services business.
The following tables present summarized financial information of the Company’s equity method investments (for the period of the
Company's investment):

SUMMARIZED EARNINGS INFORMATION	2025	2024	2023
Revenues	$7,204	$9,811	$10,030
Gross profit	2,606	2,010	1,945
Net income	554	610	581

SUMMARIZED ASSETS AND LIABILITIES December 31	2025	2024
Current	$7,326	$10,647
Noncurrent	6,037	9,294
Total assets	$13,363	$19,941

Current	$4,953	$6,906
Noncurrent	2,828	3,725
Total liabilities	$7,781	$10,631
Noncontrolling interests	$141	$542
2025 FORM 10-K 54
NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

December 31	2025	2024
Trade payables	$5,721	$4,966
Supply chain finance programs	1,542	2,051
Equipment project payables	1,210	1,211
Non-income based tax payables	335	375
Accounts payable and equipment project payables	$8,809	$8,602
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $5,144 million and $3,650 million for the years ended December 31, 2025 and 2024, respectively. Total new supplier invoices entered into through these third party programs were $4,596 million and $4,071 million for the years ended
December 31, 2025 and 2024, respectively. Foreign exchange and other was not significant for both the years ended December 31, 2025 and 2024.
NOTE 13. POSTRETIREMENT BENEFIT PLANS
Pension Benefits and Retiree Health and Life Benefits Sponsored by GE, Allocated to GE Vernova in Connection with the Spin-
Off. On January 1, 2023, in advance of the Spin-Off, principal and other pension plans sponsored by GE, which were previously accounted for as multiemployer plans, were legally split and allocated to GE Vernova beginning in 2023. Liabilities related to the retiree health and life benefit plans sponsored by GE were allocated to GE Vernova as a participating employer and were accounted for as multiple employer plans starting in 2023. Effective January 1, 2025, retiree health and life benefit plans previously sponsored by GE are now sponsored by
GE Vernova.
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees that is similar to the corresponding GE-sponsored defined contribution plan that was in effect prior to the Spin-Off. GE Vernova employees began participating in GE Vernova's plan on April 2, 2024 and participated in GE's plan through April 1, 2024. Expenses associated with their participation in these plans represent the employer contributions for GE Vernova employees and were $156 million, $144 million, and $130 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
beginning in 2023.
2025 FORM 10-K 55

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Energy Pension Plan	Covers U.S. participants ~37,000 retirees and beneficiaries, ~10,000 vested former employees and ~5,400 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.
This plan is closed to new participants.
Benefits for employees with salaried benefits
are frozen. These employees receive
increased Company contributions in the
company sponsored defined contribution plan
in lieu of participation in a defined benefit
plan.

	GE Energy Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer- service U.S. employees	Unfunded. We pay benefits from Company cash.	This plan is closed to new participants. Annuity benefits for employees who became executives before 2011 are frozen. All participants accrue an installment benefit.
Other Pension Plans(a)	Predominantly non-U.S. pension plans with pension assets or obligations that have reached $50 million.	Covers ~31,700 retirees and beneficiaries, ~15,300 vested former employees and ~5,500 active employees
Our funding policy is to contribute
amounts sufficient to meet
minimum funding requirements
under employee benefit and tax
laws in each country. We may
decide to contribute additional
amounts beyond this level. We
pay benefits for some plans from
Company cash.
In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants.	Covers U.S. participants ~28,000 retirees and dependents and ~5,500 active employees	We fund retiree health benefit plans on a pay-as-you-go basis.	Participants share in the cost of the healthcare benefits.
(a) Disclosed plans that fall below $50 million are not removed from the presentation unless part of a disposition, plan merger, or plan termination.
Funding. The Employee Retirement Income Security Act (ERISA) determines minimum funding requirements in the U.S. No contributions were required or made for the GE Energy Pension Plan during 2025. However, based on our current assumptions, we anticipate having to make additional required contributions to the plan beginning in 2028.
As of the measurement date of December 31, we would expect to pay approximately $35 million for benefit payments under our GE Energy
Supplementary Pension Plan and administrative expenses of our principal pension plans and would expect to contribute approximately $91 million to other pension plans in 2026. We fund retiree benefit plans on a pay-as-you-go basis. As of the measurement date of December
31, we would expect to contribute approximately $72 million in 2026 to fund such benefits.

PLAN OBLIGATIONS IN EXCESS OF PLAN ASSETS
December 31	2025			2024
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Projected/Accumulated postretirement benefit obligation(a)	$10,396	$854	$686	$10,274	$1,064	$752
Fair value of plan assets	9,124	342	—	8,920	576	—
Funded status - (deficit)	$(1,272)	$(512)	$(686)	$(1,354)	$(488)	$(752)
(a) Represents projected benefit obligation for pension plans and accumulated postretirement benefit obligation for principal retiree benefit plans.
2025 FORM 10-K 56

COMPONENTS OF EXPENSE (INCOME)	2025			2024			2023
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost - operating(a)	$24	$29	$5	$29	$32	$6	$24	$31	$6
Interest cost	561	227	38	548	227	37	561	248	41
Expected return on plan assets	(713)	(318)	—	(743)	(334)	—	(756)	(349)	—
Amortization of net loss (gain)	(199)	40	(41)	(183)	34	(42)	(210)	4	(45)
Amortization of prior service cost (credit)	1	(9)	(56)	7	(8)	(59)	4	(6)	(59)
Curtailment / settlement loss (gain)	—	1	(1)	—	2	—	—	(6)	—
Non-operating benefit costs (income)	$(351)	$(59)	$(60)	$(372)	$(80)	$(65)	$(401)	$(109)	$(63)
Net periodic expense (income)	$(327)	$(30)	$(55)	$(344)	$(48)	$(59)	$(377)	$(78)	$(57)
Weighted-average benefit obligations assumptions
Discount rate	5.39%	3.89%	4.95%	5.67%	3.79%	5.47%	5.19%	3.51%	5.08%
Compensation increases	4.89%	1.83%	4.50%	3.38%	2.22%	3.35%	3.85%	2.12%	3.24%
Initial healthcare trend rate(b)	N/A	N/A	8.00%	N/A	N/A	7.00%	N/A	N/A	6.50%
Weighted-average benefit cost assumptions
Discount rate	5.67%	3.79%	5.47%	5.19%	3.51%	5.08%	5.53%	3.93%	5.43%
Expected rate of return on plan assets	7.00%	5.03%	—%	7.00%	5.07%	—%	7.00%	5.65%	—%
(a) Service cost - operating is an operating expense included in Selling, general, and administrative expenses and Cost of equipment and
Cost of services in our Consolidated and Combined Statement of Income (Loss).
(b) For 2025, ultimately declining to 4.50% for 2036 and thereafter.

PLAN FUNDED STATUS
	2025					2024
	Principal pension		Other pension	Principal retiree benefit		Principal pension		Other pension	Principal retiree benefit
Change in Projected Benefit Obligations
Balance at January 1	$10,274		$5,921	$752		$10,780		$6,712	$766
Service cost	24		29	5		29		32	6
Interest cost	561		227	38		548		227	37
Participant contributions	3		19	8		2		18	9
Plan amendments	35		13	(31)		—		—	—
Actuarial loss (gain) – net(a)	269		(153)	4		(451)		(312)	18
Benefits paid	(769)		(406)	(89)		(767)		(372)	(86)
Curtailments/settlements	—		—	—		—		(145)	—
Transfers and other - net(b)	—		—	—		133		(29)	3
Exchange rate adjustments	—		556	—		—		(210)	—
Balance at December 31	$10,396	(c)	$6,205	$686	(d)	$10,274	(c)	$5,921	$752	(d)
Change in Plan Assets
Balance at January 1	$8,920		$6,329	$—		$9,491		$6,851	$—
Actual gain (loss) on plan assets	935		264	—		40		74	—
Employer contributions	35		62	81		33		105	78
Participant contributions	3		19	8		2		18	9
Benefits paid	(769)		(406)	(89)		(767)		(372)	(86)
Curtailments/settlements	—		—	—		—		(137)	—
Transfers and other - net(b)	—		—	—		121		—	—
Exchange rate adjustments	—		595	—		—		(210)	—
Balance at December 31	$9,124		$6,863	$—		$8,920		$6,329	$—
Funded status - surplus (deficit)	$(1,272)		$658	$(686)		$(1,354)		$409	$(752)
(a)Primarily due to the impact of discount rates.
(b)Primarily relates to plans allocated to GE Vernova on January 1, 2023.
(c)The benefit obligation for the GE Energy Supplementary Pension Plan, which is an unfunded plan, was $556 million and $533 million at
December 31, 2025 and 2024, respectively.
(d)The benefit obligation for the retiree health plan was $376 million and $429 million at December 31, 2025 and 2024, respectively.
2025 FORM 10-K 57

AMOUNTS RECORDED IN THE CONSOLIDATED AND COMBINED STATEMENT OF FINANCIAL POSITION
	2025			2024
December 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
All other non-current assets	$—	$1,169	$—	$—	$896	$—
All other current liabilities	(34)	(16)	(71)	(31)	(15)	(75)
Non-current compensation and benefits liabilities	(1,238)	(496)	(616)	(1,322)	(472)	(677)
Net amount recorded	$(1,272)	$658	$(686)	$(1,354)	$409	$(752)

AMOUNTS RECORDED IN AOCI
	2025			2024
December 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Prior service cost (credit)	$39	$(3)	$(280)	$5	$(22)	$(306)
Net loss (gain)	256	511	(270)	11	614	(315)
Total recorded in AOCI	$295	$508	$(550)	$15	$592	$(621)
Assumptions Used in Calculations. Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate, a compensation assumption, an expected return on assets, mortality rates of participants, and expectation of mortality improvement.
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
The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Consolidated and Combined
Statement of Financial Position and amortized into earnings in subsequent periods.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields, and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 7.0% long-term expected return on the GE Energy Pension Plan assets for cost recognition in 2025 and 2026.
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
2025 FORM 10-K 58
Composition of our Plan Assets. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 2 and have been applied consistently.

COMPOSITION OF PLAN ASSETS
	2025		2024
December 31	Principal pension	Other pension	Principal pension	Other pension
Global equity securities	$2,347	$1,212	$2,524	$932
Debt securities(a)	4,909	4,190	4,383	3,182
Real estate	202	318	254	250
Other	218	116	159	46
Plan assets measured at fair value	$7,676	$5,836	$7,320	$4,410

Global equities	$—	$—	$—	$163
Debt securities	—	—	—	1,050
Real estate	315	498	340	484
Other	1,133	529	1,260	222
Plan assets measured at net asset value	$1,448	$1,027	$1,600	$1,919
Total plan assets	$9,124	$6,863	$8,920	$6,329
(a)GE Energy Pension Plan assets as of December 31, 2025 and 2024 include $1,243 million and $1,299 million, respectively, of U.S.
corporate debt securities, primarily made up of investment-grade bonds of U.S. issuers from diverse industries, and $1,989 million and
$1,646 million, respectively, of other debt securities, primarily made up of investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds, and U.S. government, federal agency, state, and municipal debt. Other pension plan assets as of December 31, 2025 and 2024 include debt securities primarily made up of fixed income and cash investment funds.
Those investments that were measured at Net Asset Value (NAV) as a practical expedient were excluded from the fair value hierarchy.
GE Energy Pension Plan investments with a fair value of $355 million and $399 million at December 31, 2025 and 2024, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered
Level 1 and 2. Investments with a fair value of $1,547 million and $1,667 million at December 31, 2025 and 2024, respectively, were classified within Level 1 and primarily relate to global equities and debt securities. Investments with a fair value of $5,774 million and
$5,254 million at December 31, 2025 and 2024, respectively, were classified within Level 2 and primarily relate to debt securities.
Other pension plan investments with a fair value of $254 million and $256 million at December 31, 2025 and 2024, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered
Level 1 and 2. Investments with a fair value of $2,023 million and $498 million at December 31, 2025 and 2024, respectively, were classified within Level 1 and primarily relate to global equities and debt securities. Investments with a fair value of $3,559 million and
$3,656 million at December 31, 2025 and 2024, respectively, were classified within Level 2 and primarily relate to debt securities.

ASSET ALLOCATION OF PENSION PLANS	2025 Target allocation		2025 Actual allocation
	Principal pension	Other pension (weighted average)	Principal pension	Other pension (weighted average)
Global equity securities	25%	19%	26%	18%
Debt securities (including cash equivalents)	51	58	54	61
Real estate	8	12	6	12
Other	16	11	14	9
Plan fiduciaries set investment policies and strategies for the assets held in the pension plans and oversee their investment allocations, which includes selecting investment managers and setting long-term strategic targets.

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS(a)	Principal pension	Other pension	Principal retiree benefit
2026	$788	$437	$72
2027	793	430	72
2028	797	428	71
2029	798	419	70
2030	796	418	70
2031-2035	3,837	2,007	305
(a) As of the measurement date of December 31, 2025.
2025 FORM 10-K 59

PRE-TAX COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
	2025			2024			2023
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Cost (income) of postretirement benefit plans	$(327)	$(30)	$(55)	$(344)	$(48)	$(59)	$(377)	$(78)	$(57)
Changes in other comprehensive loss (income)
Prior service cost (credit) – current year	35	13	(31)	—	—	—	17	—	—
Net loss (gain) - current year	47	(65)	4	252	(76)	18	454	355	(5)
Reclassifications out of AOCI
Transfers and other - net(a)	—	—	—	(21)	1	—	(1,069)	268	(840)
Curtailment/settlement gain (loss)	—	(1)	1	—	(2)	—	—	6	—
Amortization of net gain (loss)	199	(40)	41	183	(34)	42	210	(4)	45
Amortization of prior service credit (cost)	(1)	9	56	(7)	8	59	(4)	6	59
Total changes in other comprehensive loss (income)	280	(84)	71	407	(102)	120	(392)	631	(741)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$(47)	$(114)	$16	$64	$(151)	$60	$(769)	$553	$(798)
(a) Primarily relates to plans allocated to GE Vernova on January 1, 2023.
NOTE 14. CURRENT AND ALL OTHER LIABILITIES

December 31	2025	2024
Employee compensation and benefit liabilities	$2,145	$1,824
Equipment projects and other commercial liabilities	1,796	1,616
Product warranties (Note 22)	609	553
Derivative instruments (Note 20)	74	171
Operating lease liabilities (Note 7)	183	163
Restructuring liabilities (Note 23)	213	231
Short-term borrowings	63	60
Taxes payable	487	80
Dividends payable	135	69
Other(a)	606	728
All other current liabilities	$6,310	$5,496

Equipment projects and other commercial liabilities	$216	$362
Legal liabilities (Note 22)	441	459
Product warranties (Note 22)	964	816
Operating lease liabilities (Note 7)	661	562
Uncertain and other income taxes and related liabilities	1,178	1,170
Asset retirement obligations (Note 22)	541	510
Environmental, health and safety liabilities (Note 22)	135	138
Finance lease liabilities and other long-term borrowings	265	258
Deferred income (Note 9)	175	157
Derivative instruments (Note 20)	63	46
Other(b)	778	639
All other liabilities	$5,416	$5,116
(a)Included liabilities related to business disposition activities.
(b)Primarily included indemnification liabilities in connection with agreements entered into with GE related to the Spin-Off. See Note 22 for further information.
2025 FORM 10-K 60
NOTE 15. INCOME TAXES
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the year ended December 31, 2025.
Components of Income Taxes. The components of income (loss) before income taxes and the provision (benefit) for income taxes, excluding other comprehensive income (loss) and changes in equity attributable to noncontrolling interests recorded after-tax, for the years ended December 31 were as follows:

INCOME (LOSS) BEFORE INCOME TAXES	2025 (a)	2024	2023
U.S.	$78	$1,285	$(357)
Non-U.S.	2,750	1,213	227
Total	$2,828	$2,498	$(130)
(a) On a prospective basis, our U.S. income before income taxes does not include flow-through income from non-U.S. operations which is also taxed in the U.S.

PROVISION (BENEFIT) FOR INCOME TAXES	2025	2024	2023
Current
U.S. Federal	$280	$272	$(184)
U.S. State and Local	77	55	—
Non-U.S.	866	636	500
Deferred
U.S. Federal	(3,069)	(10)	—
U.S. State and Local	(511)	(1)	—
Non-U.S.	306	(13)	28
Total	$(2,051)	$939	$344
2025 FORM 10-K 61
Effective Tax Rate Reconciliation. In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025, a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	2025
	Amount	Rate
U.S. federal statutory income tax rate	$594	21.0%
U.S. tax effects:
State taxes, net of federal benefit(a)	(343)	(12.1)
Effect of cross-border tax laws:
Foreign flow-through income, net of credits	60	2.1
Global Intangible Low-taxed Income, net of credits	53	1.9
Subpart F income, net of credits	81	2.9
Other foreign tax credits	(199)	(7.0)
Foreign currency	(39)	(1.4)
Other	(22)	(0.8)
Non-taxable or non-deductible items:
Non-taxable business incentives	(80)	(2.8)
Non-deductible foreign payments	41	1.4
Other	38	1.3
Share-based compensation	(93)	(3.3)
Tax credits	(22)	(0.8)
Changes in valuation allowance	(2,600)	(91.9)
Other	(39)	(1.4)
Foreign tax effects:
Brazil
Changes in valuation allowance	27	1.0
Other	(8)	(0.3)
Canada	36	1.3
Denmark
Changes in valuation allowance	52	1.8
Other	(2)	(0.1)
France
Changes in valuation allowance	98	3.5
Other	(20)	(0.7)
Ireland
Affiliate financing	(130)	(4.6)
Other	(11)	(0.4)
Mexico	42	1.5
Netherlands
Affiliate financing	(140)	(5.0)
Changes in valuation allowance	55	1.9
Other	(40)	(1.4)
Singapore
Portfolio investments	(36)	(1.3)
Other	5	0.2
Spain
Withholding taxes	54	1.9
Changes in valuation allowance	(14)	(0.5)
Other	6	0.2
Switzerland
National tax rate differential	(155)	(5.5)
Local taxes	52	1.8
Withholding taxes	306	10.8
Changes in valuation allowance	(35)	(1.2)
Affiliate operational transactions	(125)	(4.4)
Other	(12)	(0.4)
Other foreign jurisdictions	191	6.8
Changes in unrecognized tax benefits	323	11.4
Effective tax rate	$(2,051)	(72.5)%
(a) State and local taxes in California, Florida, Georgia, Illinois, Louisiana, Massachusetts, Pennsylvania, and South Carolina comprise the majority of the state taxes, net of federal benefit category.
2025 FORM 10-K 62
As previously disclosed for the years ended December 31, 2024, and 2023, a reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	2024		2023
	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$525	21.0%	$(27)	21.0%
State taxes, net of federal benefit	43	1.7	(46)	35.3
Tax on global activities including exports	80	3.2	(83)	64.0
Tax on undistributed foreign earnings	103	4.1	—	—
Share-based compensation	(37)	(1.5)	—	—
Uncertain tax positions	(101)	(4.0)	(61)	47.2
U.S. business credits and incentives(a)	(126)	(5.0)	(208)	160.0
Valuation allowances	647	25.9	774	(594.5)
Business disposition(b)	(193)	(7.7)	—	—
All other – net	(2)	(0.1)	(5)	2.9
Effective tax rate	$939	37.6%	$344	(264.1)%
(a)U.S. business credits and incentives primarily includes the tax benefit of the advanced manufacturing credit, tax credits for energy produced from renewable sources, and tax credits for research performed in the U.S. The Company uses the flow-through method to account for investment tax credits. Under this method, the investment tax credits are recognized as a reduction to income tax expense.
(b)Business disposition resulted from a pre-tax gain with an insignificant tax impact from the sale of a portion of Steam Power nuclear activities to Electricité de France S.A. (EDF).
Deferred Income Taxes. The components of the net deferred tax asset (liability) for the years ended December 31 were as follows:

December 31	2025	2024
Deferred tax assets
Contract liabilities, contract assets and deferred income	$3,254	$2,633
Principal pension plans	332	381
Other compensation and benefits	493	451
Accrued expenses	349	313
Intangible assets	563	503
Tax loss carryforwards(a)	4,949	5,722
Tax credit carryforwards	77	208
Other	100	124
Total deferred tax assets	$10,117	$10,335
Valuation allowances(b)	(4,816)	(8,420)
Total deferred tax assets after valuation allowances	$5,301	$1,915
Deferred tax liabilities
Global investments, partnerships, joint ventures and non-consolidated	$(901)	$(709)
Other	(241)	(394)
Total deferred tax (liabilities)	$(1,142)	$(1,103)
Net deferred tax asset (liability)	$4,159	$812
(a)Tax loss carryforwards as of December 31, 2025 are primarily related to Switzerland and other foreign jurisdictions, which if unused, approximately $1,220 million will expire between 2026-2045 and $3,729 million do not expire.
(b) Valuation allowances decreased by $3,604 million in 2025 primarily due to a change in judgment regarding the realizability of deferred tax assets in the U.S. and certain foreign jurisdictions and the expiration of certain foreign tax attributes, partially offset by additional tax loss carryforwards in certain foreign jurisdictions where it is more likely than not the tax benefits will not be realized.
We regularly assess the realizability of our deferred tax assets based on all available evidence, both positive and negative. As of
December 31, 2025, we concluded it was more likely than not that we will recognize the benefit for a significant portion of our U.S. federal and state deferred tax assets, primarily due to multiple years of profitability in our operations taxed in the U.S. and anticipated future U.S.
taxable income driven primarily by forecasted energy demand growth. As a result, we recorded a $2,907 million income tax benefit in the fourth quarter of 2025.
As of December 31, 2025, we continue to maintain valuation allowances against certain foreign deferred tax assets, primarily due to cumulative losses in those jurisdictions.
2025 FORM 10-K 63
Income Taxes Paid. The Company's portion of income taxes for U.S. and certain foreign jurisdictions prior to the separation were deemed settled at the date of the Spin-Off. In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025, cash paid for income taxes was as follows:

CASH PAID FOR INCOME TAXES	2025
U.S. federal	$—
U.S. state and local	127
Non-U.S.
Algeria	44
Canada	44
India	121
Italy	48
Other foreign jurisdictions	446
Total	$830
As previously disclosed, cash paid directly to tax authorities for income taxes was $872 million in 2024 and was not significant in 2023.
Income Tax Contingencies. A reconciliation of the beginning and ending unrecognized tax benefits follows:

UNRECOGNIZED TAX BENEFITS RECONCILIATION	2025	2024	2023
Balance at January 1	$452	$643	$763
Additions for tax positions of the current year	185	1	6
Additions for tax positions of prior years	161	30	63
Reductions for tax positions of prior years	(10)	(133)	(92)
Settlements with tax authorities	(44)	(10)	(55)
Expiration of statutes of limitation	(58)	(55)	(51)
Foreign currency effect	22	(24)	9
Balance at December 31	$708	$452	$643
Accrued interest on unrecognized tax benefits	112	116	151
Accrued penalties on unrecognized tax benefits	101	70	92
Balance at December 31, including interest and penalties	$921	$638	$886
Of the $921 million and $638 million unrecognized tax benefits including interest and penalties at December 31, 2025 and 2024, respectively, $661 million and $434 million, respectively, are recorded in All other liabilities and $260 million and $204 million, respectively, are recorded as a net offset to Deferred income taxes in our Consolidated and Combined Statement of Financial Position. If recognized,
$445 million of the unrecognized tax benefits at December 31, 2025 would impact our effective tax rate.
For the years ended December 31, 2025, 2024, and 2023, net interest expense (income) of $(6) million, $(19) million, and $20 million, respectively, was recognized in Interest and other financial income (charges) – net and penalty expense (benefit) of $45 million, $(21)
million, and $8 million, respectively, was recognized in our Provision (benefit) for income taxes in our Consolidated and Combined
Statement of Income (Loss).
Annually, we file income tax returns in over 250 global taxing jurisdictions and we are under examination or engaged in tax litigation in many of these jurisdictions. The IRS is currently auditing the combined GE U.S. income tax returns for 2016 through 2020. The Company has provided for its potential tax exposure from uncertain tax positions as part of the combined GE U.S. income tax returns as an indemnification obligation with GE in accordance with the Tax Matters Agreement.
2025 FORM 10-K 64
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $(13), $6, and $—	486	26	60	572
Reclasses from AOCI – net of taxes of $—, $65, and $—	(12)	(213)	6	(219)
Less: AOCI attributable to noncontrolling interests	—	2	—	2
Balance as of December 31, 2025	$(1,260)	$(247)	$100	$(1,407)

Balance as of January 1, 2024	$(1,335)	$674	$26	$(635)
Transfer or allocation of benefit plans – net of taxes of $49, $(203), and $—	—	(182)	—	(182)
AOCI before reclasses – net of taxes of $(16), $(7), and $— (a)	(285)	(225)	(14)	(524)
Reclasses from AOCI – net of taxes of $—, $(61), and $1 (b)	(111)	(323)	21	(414)
Less: AOCI attributable to noncontrolling interests	2	2	—	4
Balance as of December 31, 2024	$(1,734)	$(58)	$33	$(1,759)

Balance as of January 1, 2023	$(1,445)	$32	$(43)	$(1,456)
Transfer or allocation of benefit plans – net of taxes of $—, $70, and $—	—	1,702	—	1,702
AOCI before reclasses – net of taxes of $—, $48, and $(1)	95	(735)	45	(595)
Reclasses from AOCI – net of taxes of $—, $(2), and $—	19	(327)	24	(284)
Less: AOCI attributable to noncontrolling interests	4	(2)	—	2
Balance as of December 31, 2023	$(1,335)	$674	$26	$(635)
(a) Currency translation adjustment includes $39 million of AOCI allocated to GE Vernova in connection with the Spin-Off.
(b) The total reclassification of AOCI included $111 million of currency translation adjustment related to the sale of a portion of Steam Power nuclear activities to EDF. See Notes 15 and 19 for further information.
Common Stock. On April 2, 2024, the Company began trading as an independent, publicly traded company under the stock symbol “GEV”
on the New York Stock Exchange. On April 2, 2024, there were 274,085,523 shares of GE Vernova common stock outstanding. On
December 31, 2025, there were 269,529,464 shares of GE Vernova common stock outstanding. On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10 billion of common stock repurchases, from the prior authorization of $6 billion, which was announced on December 10, 2024. We repurchased 8.2 million shares for $3,316 million in the year ended December 31, 2025, excluding commission fees and excise taxes.
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
Stock options provide awardees the opportunity to purchase shares of GE Vernova common stock in the future at the market price of our common stock on the date the award is granted (Strike price). The options become exercisable over the vesting period, typically becoming fully vested in either 3 or 4 years from the date of grant, and generally expire 10 years from the grant date if not exercised. RSUs entitle the awardee to receive shares of GE Vernova common stock upon vesting. PSUs entitle an awardee to receive shares of GE Vernova common stock upon certification by the Company's Compensation and Human Capital Committee at the level of performance achievement of the applicable performance metrics over a defined performance period. We value stock options using a Black-Scholes option pricing model,
RSUs using the market price of our common stock on the grant date, and PSUs using the market price of our common stock on the grant date and a Monte Carlo simulation as needed based on performance metrics.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE (In dollars)	2025	2024
Stock options	$122.42	$69.56
RSUs	360.53	167.57
PSUs	355.51	182.85

KEY ASSUMPTIONS USED IN THE BLACK-SCHOLES VALUATION FOR STOCK OPTIONS	2025	2024
Risk-free interest rate	4.1%	4.3%
Dividend yield	0.3%	—%
Expected volatility	30%	30%
Expected term (in years)	6.0	6.8
Strike price (in dollars)	$335.18	$170.03
For awards granted in 2024 and 2025, the expected volatility was derived from a peer group’s blended historical and implied volatility as
GE Vernova does not have sufficient historical volatility based on the expected term of the underlying options. The expected term of the stock options was determined using the simplified method based on the awards' vest schedule and contractual term. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.
2025 FORM 10-K 65

SHARE-BASED COMPENSATION ACTIVITY	Stock options
	Shares (in thousands)	Weighted average exercise price (in dollars)	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2025	2,737	$131.16
Granted	66	335.18
Exercised	(589)	100.14
Forfeited	(91)	181.02
Expired	(11)	146.60
Outstanding at December 31, 2025	2,113	$144.04	6.8	$1,077
Exercisable at December 31, 2025	710	$83.37	3.5	$405
Expected to vest	1,180	$174.86	8.4	$565

	RSUs				PSUs
	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value (in dollars)	Weighted average vesting period (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2025	3,008	$89.06			1,076	$128.74
Granted	297	360.53			183	355.51
Vested	(1,842)	78.25			(1)	208.69
Forfeited	(119)	145.93			(94)	171.08
Outstanding at December 31, 2025	1,344	$164.11	0.6	$878	1,164	$166.61	0.8	$761
Expected to vest	1,271	$160.62	0.6	$831	N/A	N/A	N/A	N/A
Share-based compensation expense is recognized within Cost of equipment, Cost of services, Selling, general, and administrative expenses, and Research and development expenses, as appropriate, in our Consolidated and Combined Statement of Income (Loss).

SHARE-BASED COMPENSATION EXPENSE	2025	2024
Share-based compensation expense (pre-tax) (a)	$257	$155
Income tax benefit	(181)	(59)
Share-based compensation expense (after-tax)	$76	$96
(a) Unrecognized compensation expense as of December 31, 2025 was $282 million, which will be amortized over a weighted average period of 1.0 year.

OTHER SHARE-BASED COMPENSATION DATA	2025	2024
Cash received from stock options exercised	$55	$130
Intrinsic value of stock options exercised and RSU/PSUs vested	920	424
NOTE 18. EARNINGS PER SHARE INFORMATION. On April 2, 2024, there were approximately 274 million shares of GE Vernova common stock outstanding. The computation of basic and diluted earnings (loss) per common share for all periods through April 1, 2024 was calculated using 274 million common shares and is net of Net loss (income) attributable to noncontrolling interests. For periods prior to the Spin-Off, there were no dilutive equity instruments as there were no equity awards of GE Vernova outstanding prior to the Spin-Off. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted earnings per share using the treasury stock method.

(In millions, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss)	$4,879	$1,559	$(474)
Net loss (income) attributable to noncontrolling interests	4	(7)	36
Net income (loss) attributable to GE Vernova	$4,884	$1,552	$(438)

Denominator:
Basic weighted-average shares outstanding	272	275	274
Dilutive effect of common stock equivalents	4	3	—
Diluted weighted-average shares outstanding	276	278	274

Basic earnings (loss) per share	$17.92	$5.65	$(1.60)
Diluted earnings (loss) per share	$17.69	$5.58	$(1.60)
Antidilutive securities(a)	1	1	—
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
2025 FORM 10-K 66
NOTE 19. OTHER INCOME (EXPENSE) – NET

	2025	2024	2023
Equity method investment income (loss) (Note 11)	$269	$53	$(64)
Net interest and investment income (loss)(a)	269	66	63
Gains (losses) on purchases and sales of business interests(b)	185	1,147	209
Derivative instruments (Note 20)	(14)	(5)	(25)
Licensing income	25	38	97
Other – net	60	72	44
Total other income (expense) – net	$795	$1,372	$324
(a)Includes financial interest related to our normal business operations primarily with customers. Includes a pre-tax unrealized gain of
$198 million related to our interest in China XD Electric Co., Ltd in the year ended December 31, 2025. See Notes 10 and 11 for further information.
(b)2025 includes a pre-tax gain of $90 million related to the sale of an equity method investment at Financial Services and a pre-tax gain of
$48 million related to the sale of a portion of our China XD Electric Co., Ltd investment in our Electrification segment. 2024 includes a pre-tax gain of $964 million related to the sale of a portion of Steam Power nuclear activities to EDF and a pre-tax gain of $66 million related to the sale of a portion of our China XD Electric Co., Ltd investment in our Electrification segment. 2023 includes a pre-tax gain of $90 million related to the sale of an equity method investment at Financial Services. See Notes 10, 11, 15, and 16 for further information.
NOTE 20. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $229 million and $318 million as of December 31, 2025 and
December 31, 2024, respectively. The estimated fair value was $225 million and $315 million as of December 31, 2025 and December 31,
2024, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 13 months in duration but with maximum remaining maturities of up to 14 years as of December 31,
2025. The objective of the foreign currency contracts is to ultimately reduce the extent to which functional currency or U.S. dollar-equivalent cash flows are affected by changes in the applicable foreign currency exchange rates. We evaluate the effectiveness of our foreign currency contracts designated as cash flow hedges on a quarterly basis.
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
The total amount in AOCI related to cash flow hedges was a net $100 million gain and a net $33 million gain as of December 31, 2025 and
December 31, 2024, respectively, of which a net $26 million gain and a net $22 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $8 million of pre-tax net gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The
Company reclassified net gains (losses) from AOCI into earnings of $(6) million, $(21) million, and $(24) million for the years ended
December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the maximum length of time over which we are hedging forecasted transactions was approximately 9 years. The cash flows associated with cash flow hedges are recorded through the operating activities section of our Consolidated and Combined Statement of Cash Flows. The Company assesses effectiveness for foreign currency cash flow hedges related to long-term projects based on spot-to-spot foreign currency movements and excludes forward points from the assessment of effectiveness.
Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non-U.S.
dollar functional equity method investees. The total amount in AOCI related to net investment hedges was a net gain of $31 million and
$33 million as of December 31, 2025 and December 31, 2024, respectively.
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
2025 FORM 10-K 67
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
The changes in fair value of non-designated hedges are recorded in line items in our Consolidated and Combined Statement of Income
(Loss) based on the nature of the derivative contract and the underlying item being economically hedged. The cash flows associated with non-designated hedges are recorded in the same category as the cash flows from the items being economically hedged and are thus primarily through investing and operating activities of our Consolidated and Combined Statement of Cash Flows.
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

December 31, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$6,547	$72	$147	$28	$23
Foreign currency exchange contracts	38,005	382	161	316	156
Commodity and other contracts	389	52	32	1	2
Derivatives not accounted for as hedges	$38,393	$434	$193	$317	$158
Total gross derivatives	$44,940	$506	$340	$345	$181
Netting adjustment(a)		(274)	(118)	(271)	(118)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$233	$223	$74	$63
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

December 31, 2024	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges	$5,789	$61	$144	$58	$65
Foreign currency exchange contracts	34,244	479	159	483	144
Commodity and other contracts	436	12	20	12	2
Derivatives not accounted for as hedges	$34,681	$491	$179	$495	$146
Total gross derivatives	$40,469	$552	$323	$552	$211
Netting adjustment(a)		(383)	(166)	(381)	(166)
Net derivatives recognized in the Consolidated and Combined Statement of Financial Position		$168	$158	$171	$46
(a) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	2025	2024	2023
Cash flow hedges	$56	$7	$34
Net investment hedges	(2)	2	(8)
The tables below show the effect of our derivative financial instruments in the Consolidated and Combined Statement of Income (Loss):

Year ended December 31, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$38,068	$30,533	$4,949	$795
Effects of cash flow hedges	$4	$10	$—	$—
Foreign currency exchange contracts	2	(62)	(99)	(14)
Commodity and other contracts	—	(50)	(16)	—
Effect of derivatives not designated as hedges	$2	$(112)	$(115)	$(14)
2025 FORM 10-K 68

Year ended December 31, 2024	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$34,935	$28,850	$4,632	$1,372
Effects of cash flow hedges	$(6)	$14	$—	$—
Foreign currency exchange contracts	(2)	16	88	(4)
Commodity and other contracts	—	10	(24)	—
Effect of derivatives not designated as hedges	$(2)	$26	$64	$(5)

Year ended December 31, 2023
Total amount of income (expense) in the Consolidated and Combined Statement of Income (Loss)	$33,239	$28,421	$4,845	$324
Effects of cash flow hedges	$(20)	$1	$—	$(2)
Foreign currency exchange contracts	—	122	1	(24)
Commodity and other contracts	—	34	(7)	—
Effect of derivatives not designated as hedges	$—	$156	$(6)	$(24)
The amount excluded for cash flow hedges was a gain (loss) of $40 million, $20 million, and $(13) million for the years ended December
31, 2025, 2024, and 2023, respectively. These amounts are recognized in Sales of equipment, Sales of services, Cost of equipment, and
Cost of services in our Consolidated and Combined Statement of Income (Loss).
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
NOTE 21. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated and Combined Statement of Financial Position, we have assets of $128 million and $111 million and liabilities of $132 million and $134 million as of December 31, 2025 and December 31, 2024, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $85 million and $90 million as of December 31, 2025 and December 31, 2024, respectively.
Of these investments, $27 million and $37 million as of December 31, 2025 and December 31, 2024, respectively, were owned by our
Financial Services business. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.
NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $341 million and no unfunded lending commitments as of December 31, 2025.
The commitments primarily consist of obligations to make investments by our Financial Services business. See Note 21 for further information.
Guarantees. As of December 31, 2025, we were committed under the following guarantee arrangements:
Credit support. We have provided $557 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $4 million.
Indemnification agreements. We have $964 million of indemnification commitments, including obligations arising from the Spin-Off, our commercial contracts, and agreements governing the sale of business assets, for which we recorded a liability of $628 million. The liability is primarily associated with cash and deposits, and includes a $347 million liability at December 31, 2025 related to cash transferred to the
Company from GE as part of the Spin-Off that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $186 million of indemnifications in connection with agreements entered into with GE related to the Spin-Off, including the Tax Matters Agreement.
2025 FORM 10-K 69
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows:

	2025	2024	2023
Balance at January 1	$1,370	$1,414	$1,430
Current-year provisions	760	687	684
Expenditures	(629)	(686)	(719)
Other changes	72	(45)	19
Balance at December 31	$1,573	$1,370	$1,414
Credit Facilities. We have $6,000 million of credit facilities consisting of (i) a five-year unsecured revolving credit facility in an aggregate committed amount of $3,000 million (the “Revolving Credit Facility”) provided pursuant to a credit agreement, dated as of March 26, 2024 and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of $3,000 million (the “Trade Finance
Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility is available for borrowings in
U.S. dollars and euros. Up to $500 million of the Revolving Credit Facility is available for the issuance of letters of credit. There were no borrowings outstanding on this facility as of December 31, 2025. The Trade Finance Facility is available for the issuance of standby letters of credit and bank guarantees in U.S. dollars, euros, and various other currencies. The Trade Finance Facility has not been utilized as of
December 31, 2025. Each of the Credit Facilities will mature on April 2, 2029. We may voluntarily prepay borrowings under the Revolving
Credit Facility without premium or penalty, subject to customary breakage costs with respect to loans bearing interest by reference to the applicable adjusted Term Secured Overnight Financing Rate (Term SOFR) or the Euro Interbank Offered Rate (Euribor). We may also voluntarily reduce the commitments under the Credit Facilities, in whole or in part, subject to certain minimum reduction amounts. The
Credit Facilities include various customary covenants that limit, among other things, our incurrence of liens and our entry into certain fundamental change transactions. Fees related to the unused portion of the facilities were not material in the year ended December 31,
2025.
Legal Matters. In the normal course of our business, we are regularly involved in various arbitrations, class actions, commercial litigation, investigations, or other legal, regulatory, or governmental actions, including the significant matters described below, that could have a material impact on our results of operations. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $135 million and $138 million as of
December 31, 2025 and 2024, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $541 million and $622 million as of December 31, 2025 and 2024, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated and Combined Statement of Financial Position. Of these amounts, $459 million and $546 million, respectively, were related to nuclear decommissioning obligations. The decrease in the liability balance was primarily due to a settlement of a nuclear decommissioning obligation during the first quarter of 2025.
Expenditures for nuclear decommissioning, site remediation, and worker exposure claims were $28 million, $11 million, and $14 million, for the years ended December 31, 2025, 2024, and 2023, respectively. We presently expect that such expenditures will be approximately $24 million and $20 million in 2026 and 2027, respectively.
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
2025 FORM 10-K 70
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 24 for further information.

RESTRUCTURING AND OTHER CHARGES
	2025	2024	2023
Workforce reductions	$193	$147	$224
Plant closures and associated costs and other asset write-downs	53	266	173
Acquisition/disposition net charges and other	38	8	46
Total restructuring and other charges	$285	$421	$443

Cost of equipment and services	$110	$256	$147
Selling, general, and administrative expenses	174	165	296
Total restructuring and other charges	$285	$421	$443

Power	$76	$266	$124
Wind	79	141	232
Electrification	57	19	54
Other	72	(5)	33
Total restructuring and other charges(a)	$285	$421	$443
(a) Includes $109 million, $248 million, and $227 million for the years ended December 31, 2025, 2024, and 2023, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits in our Consolidated and Combined Statement of Financial
Position.

RESTRUCTURING LIABILITIES	2025	2024	2023
Balance as of January 1	$308	$276	$283
Additions	176	173	216
Payments	(155)	(238)	(222)
Foreign exchange and other	(50)	97	(1)
Balance as of December 31	$279	$308	$276
Total restructuring and other charges incurred for the years ended December 31, 2025, 2024, and 2023 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the businesses. On July 21, 2025, we approved a restructuring plan (the Plan) accelerating previously announced enterprise transformation activities to reduce general and administrative costs. We anticipate that the Plan will be substantially complete by mid-2026, subject to local law requirements, including mandatory information and consultation with employee representatives in applicable locations. We expect to incur approximately $225 million to
$250 million in costs in connection with the Plan, a reduction since implementing the Plan driven predominately by attrition, primarily consisting of termination benefits associated with a reduction in the workforce, with approximately $175 million to $200 million of the costs resulting in future cash expenditures. We estimate the savings on the Plan to be approximately $250 million, with savings beginning in
2026.
The estimates of the costs that we expect to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ from the estimates discussed above.
In addition, we may incur other costs or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan. In the year ended December 31, 2025, we incurred $145 million of costs related to the
Plan.
In the third quarter of 2024, in order to transform and optimize our global footprint, we announced the restructuring of our Hydro Power business, and as a result we recognized $155 million of charges, which primarily relates to a non-cash pre-tax impairment charge of property, plant, and equipment, which was the vast majority of the cost of this program. See Note 6 for further information.
In 2023, restructuring primarily reflected the selectivity strategy to operate in fewer markets and to simplify and standardize product variants across our Wind segment.
Separation Costs. In connection with the Spin-Off, the Company recognized separation costs (benefits) of $180 million and $(9) million for the years ended December 31, 2025 and 2024, respectively, in our Consolidated and Combined Statement of Income (Loss). Separation
costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in
Selling, general, and administrative expenses. In addition, in the second quarter of 2024, in connection with GE retaining certain renewable energy U.S. tax equity investments as part of the Spin-Off, the Company recognized a $136 million benefit related to deferred intercompany profit. See Note 11 for further information.
NOTE 24. SEGMENT AND GEOGRAPHICAL INFORMATION. Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (CODM) for
the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer (CEO). Our operating activities are managed through three segments: Power, Wind, and Electrification. These segments have been identified based on the nature of the products and services sold and how the Company manages its operations.
2025 FORM 10-K 71
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
from acquisitions or dispositions, and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2025	2024	2023
Gas Power	$16,006	$14,465	$13,220
Nuclear Power	1,018	819	827
Hydro Power	806	781	887
Steam Power	1,937	2,063	2,502
Power	$19,767	$18,127	$17,436

Onshore Wind	$8,241	$7,781	$7,761
Offshore Wind	652	1,377	1,455
LM Wind Power	217	542	610
Wind	$9,110	$9,701	$9,826

Grid Solutions	$6,620	$4,957	$3,955
Power Conversion & Storage	2,049	1,676	1,549
Electrification Software	973	917	874
Electrification	$9,642	$7,550	$6,378
Total segment revenues	$38,519	$35,377	$33,640

SEGMENT EBITDA
Year ended December 31, 2025	Power	Wind	Electrification	Total
Equipment revenues	$6,420	$7,224	$7,290	$20,934
Services revenues	13,072	1,858	2,168	17,098
Intersegment revenues	276	28	183	487
Segment revenues	19,767	9,110	9,642	38,519
Other revenues and elimination of intersegment revenues				(451)
Total revenues				38,068
Less:(a)
Cost of revenues(b)	14,627	9,008	6,644
Selling, general, and administrative expenses(b)	1,836	527	1,350
Research and development expenses(b)	549	161	426
Other segment items(c)	(147)	12	(212)
Segment EBITDA	$2,902	$(598)	$1,433	$3,737

Year ended December 31, 2024	Power	Wind	Electrification	Total
Equipment revenues	$5,509	$8,018	$5,412	$18,939
Services revenues	12,391	1,642	1,923	15,955
Intersegment revenues	227	41	215	483
Segment revenues	18,127	9,701	7,550	35,377
Other revenues and elimination of intersegment revenues				(442)
Total revenues				34,935
Less:(a)
Cost of revenues(b)	13,608	9,513	5,359
Selling, general, and administrative expenses(b)	2,022	566	1,295
Research and development expenses(b)	384	222	345
Other segment items(c)	(155)	(12)	(128)
Segment EBITDA	$2,268	$(588)	$679	$2,358
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.
2025 FORM 10-K 72

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
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)	2025	2024	2023
Segment EBITDA	$3,737	$2,358	$923
Corporate and other(a)	(541)	(323)	(116)
Restructuring and other charges	(277)	(426)	(433)
Gains (losses) on purchases and sales of business interests(b)	281	1,024	92
Separation (costs) benefits(c)	(180)	9	—
Arbitration refund(d)	—	254	—
Non-operating benefit income	459	536	567
Depreciation and amortization(e)	(847)	(1,008)	(847)
Interest and other financial income (charges) – net(f)	185	130	(53)
Russia and Ukraine charges(g)	—	—	(95)
Benefit (provision) for income taxes	2,062	(995)	(512)
Net income (loss)	$4,879	$1,559	$(474)
(a) Includes interest expense (income) of $(1) million, $10 million, and $45 million and benefit (provision) for income taxes of $(11) million,
$56 million, and $168 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Includes unrealized (gains) losses related to our interest in China XD Electric Co., Ltd, recorded in Net interest and investment income
(loss) which is part of Other income (expense) - net. See Note 19 for further information.
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
(f) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
(g) Related to recoverability of asset charges recorded in connection with the ongoing conflict between Russia and Ukraine and resulting sanctions primarily related to our Power business.

ASSETS BY SEGMENT December 31	2025	2024
Power	$26,663	$24,161
Wind	11,444	9,970
Electrification	9,201	7,402
Other(a)	15,709	9,952
Total assets	$63,016	$51,485
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

Property, plant, and equipment additions				Depreciation and amortization
	2025	2024	2023	2025	2024	2023
Power	$573	$380	$319	$467	$519	$494
Wind	193	250	325	228	350	249
Electrification	273	153	74	95	88	85
Other(a)	214	93	20	63	216	136
Total	$1,253	$877	$738	$853	$1,172	$964
(a) Depreciation and amortization includes impairments related to our Hydro Power business of $108 million for the year ended December
31, 2024. See Notes 6 and 23 for further information.
2025 FORM 10-K 73
Revenues are classified according to the region to which equipment and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

REVENUES BY GEOGRAPHY	2025	2024	2023
U.S.	$17,341	$14,679	$12,467
Non-U.S.
Europe	7,594	8,325	8,417
Asia	4,629	4,698	5,259
Americas	3,116	3,038	3,177
Middle East and Africa	5,389	4,194	3,919
Total Non-U.S.	$20,728	$20,256	$20,772
Total geographic revenues	$38,068	$34,935	$33,239

LONG LIVED ASSETS BY GEOGRAPHY December 31	2025	2024
U.S.	$2,444	$1,940
Non-U.S.
Europe	2,109	1,811
Asia	833	798
Americas	333	320
Middle East and Africa	287	282
Total Non-U.S.	$3,562	$3,210
Total long-lived assets	$6,006	$5,150
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE. None.
ITEM 9A. CONTROLS AND PROCEDURES.
Management's Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control – Integrated
Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of such controls has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated
in their report included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. Not applicable.
2025 FORM 10-K 74
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE. Information required by this item with respect to executive officers, directors, corporate governance, code of ethics, insider trading policies and procedures, and compliance with
Section 16(a) of the Exchange Act will be presented in the 2026 Proxy Statement in the sections titled “Election of our Class II Directors for a Three-Year Term Expiring at our 2029 Annual Meeting,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial
Ownership Reporting Compliance,” and such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION. Information required by this item regarding executive and director compensation will be presented in the 2026 Proxy Statement under the sections titled “Executive Compensation,” “Compensation Committee Interlocks and
Insider Participation,” and “Director Compensation,” and such information (other than the subsection titled “Compensation Committee
Report," which is deemed furnished herein by reference, and the subsection "Pay Versus Performance") is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS. Information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2026 Proxy
Statement under the sections titled “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation
Plans,” and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE. Information
required by this item regarding certain relationships and related transactions and director independence will be presented in the 2026 Proxy
Statement under the sections titled “Certain Relationships and Related-Person and Other Transactions,” and “Other Governance Policies
and Practices,” and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. Information required by this item regarding principal accounting fees and services of our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be presented in the 2026 Proxy Statement under the sections titled “Principal Accountant Fees and Services” and “We Have a Pre-Approval Process for all Audit or Non-Audit Services,” and
such information is incorporated herein by reference.
2025 FORM 10-K 75
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
4.1 Description of Securities Registered Pursuant to Section 12 of the Exchange Act (filed herewith).
10.1 Credit Agreement, dated as of March 26, 2024, among GE Vernova Inc. (f/k/a GE Vernova LLC), GE Albany Funding Unlimited
Company and GE Funding Operations Co., Inc., as borrowers, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).+

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

10.8 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).
10.9 GE Vernova Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2024, File No. 001-41966).*

10.10 GE Vernova Inc. Mirror 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Registration
Statement on Form S-8 filed with the SEC on April 3, 2024, File No. 001-41966).*

10.11 GE Vernova Inc. Mirror 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Registration
Statement on Form S-8 filed with the SEC on April 3, 2024, File No. 001-41966).*

10.12 Offer Letter with Kenneth Parks (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
10.13 Offer Letter with Rachel Gonzalez, as amended (filed herewith).†*
10.14 Offer Letter with Steven Baert (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).†*
10.15 Amendment to Offer Letter with Steven Baert (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2025, File No. 001-41966).*

10.16 Employment Agreement with Maví Zingoni (incorporated by reference to Exhibit 10.14 of the registrant’s Registration Statement on
Form 10 filed with the SEC on March 5, 2024, File No. 001-41966.)†*

10.17 Offer Letter with Victor Abate (incorporated by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-41966).*
10.18 Offer Letter with Lola Lin (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, File No. 001-41966).*
10.19 Amended and Restated GE Energy Supplementary Pension Plan (incorporated by reference to Exhibit 10.1 of the registrant’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 001-41966).*

10.20 GE Energy Excess Benefits Plan (incorporated by reference to Exhibit 10.17 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
2025 FORM 10-K 76

10.21 Amended and Restated GE Vernova Annual Incentive Plan (formerly the GE Vernova Annual Executive Incentive Plan)
(incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025,
File No. 001-41966).*

10.22 GE Vernova Restoration Plan (incorporated by reference to Exhibit 10.19 of the registrant’s Registration Statement on Form 10 filed with the SEC on March 5, 2024, File No. 001-41966).*
10.23 GE Vernova Amended and Restated U.S. Executive Severance Plan (filed herewith).*
10.24 Form of Agreement for Restricted Stock Unit Grants to Nonemployee Directors under the Company’s 2024 Long-Term Incentive
Plan, as of May 2024 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on May
17, 2024, File No. 001-41966).+*

10.25 Form of Agreement for Restricted Stock Unit Grants for Employees at or above Executive Director level under the Company’s 2024
Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

10.26 Form of Agreement for Restricted Stock Unit Grants for Executive Leadership under the Company’s 2024 Long-Term Incentive Plan, as of August 2025 (filed herewith).+*
10.27 Form of Agreement for Stock Option Grants for Employees at or above Executive Director level under the Company’s 2024 Long-
Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

10.28 Form of Agreement for Performance Stock Unit Grants for Employees at or above Executive Director level under the Company’s
2024 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2024, File No. 001-41966).+*

10.29 Form of Agreement for Stock Option Grants for Employees at or above Executive Director level under the Company’s 2024 Long-
Term Incentive Plan, as of June 2024 (incorporated by reference to Exhibit 10.28 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File No. 001-41966).+*

10.30 GE Vernova Inc. Executive Change in Control Severance Benefits Policy (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2024, File No. 001-41966).*

10.31 Separation Agreement with Rachel Gonzalez (incorporated by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-41966).*
10.32 Letter Agreement with Philippe Piron (filed herewith).*
10.33 Offer Letter with Eric Gray (filed herewith).*
10.34 Mutual Termination Agreement with Maví Zingoni (filed herewith).*
19.1 Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-41966).
21.1 Subsidiaries of the Registrant (filed herewith).
23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1 Power of Attorney (filed herewith).
31.1 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1 Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1 GE Vernova Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-41966).
99.1 Supplement to Present Required Information in Searchable Format (filed herewith).
101 The following materials from GE Vernova's Annual Report on Form 10-K for the year ended December 31, 2025, formatted as Inline
XBRL (eXtensible Business Reporting Language); (i) Statement of Income (Loss) for the years ended December 31, 2025, 2024, and
2023, (ii) Statement of Financial Position at December 31, 2025 and 2024, (iii) Statement of Cash Flows for the years ended December
31, 2025, 2024, and 2023, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023, (v)
Statement of Changes in Equity for the years ended December 31, 2025, 2024, and 2023, and (vi) the Notes to Consolidated and
Combined Financial Statements (filed herewith).

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
ITEM 16. FORM 10-K SUMMARY. None.
2025 FORM 10-K 77
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual
Report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Cambridge and Commonwealth of Massachusetts on the 29th day of January 2026.
GE Vernova Inc.
(Registrant)

By	/s/ Kenneth Parks
Kenneth Parks Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Scott Strazik	Chief Executive Officer, President, and Director	January 29, 2026
	Scott Strazik	(Principal Executive Officer)

	/s/ Kenneth Parks	Chief Financial Officer	January 29, 2026
	Kenneth Parks	(Principal Financial Officer)

	/s/ Matthew Potvin	Vice President, Controller, and Chief Accounting Officer	January 29, 2026
	Matthew Potvin	(Principal Accounting Officer)

	Stephen Angel*	Non-Executive Chair of the Board
	Nicholas K. Akins*	Director
	Arnold W. Donald*	Director
	Matthew Harris*	Director
	Martina Hund-Mejean*	Director
	Jesus Malave*	Director
	Paula Rosput Reynolds*	Director
	Kim K.W. Rucker*	Director

A majority of the Board of Directors

*By	/s/ Richmond Glasgow
Richmond Glasgow
Attorney-in-fact pursuant to power of attorney
January 29, 2026