Form 10-Q
period 2026-03-31
GE Vernova Inc.
filed 2026-04-22
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
There were 268,719,995 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2026.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
About GE Vernova			4
Part I			5
Item 1. Financial Statements and Supplementary Data			5
Consolidated Statement of Income (Loss)			5
Consolidated Statement of Financial Position			6
Consolidated Statement of Cash Flows			7
Consolidated Statement of Comprehensive Income (Loss)			8
Consolidated Statement of Changes in Equity			9
Note	1	Organization and Basis of Presentation	10
Note	2	Summary of Significant Accounting Policies	10
Note	3	Assets and Liabilities Held for Sale	10
Note	4	Current and Long-Term Receivables	11
Note	5	Inventories, Including Deferred Inventory Costs	11
Note	6	Property, Plant, and Equipment	11
Note	7	Leases	12
Note	8	Acquisitions, Goodwill, and Other Intangible Assets	12
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	13
Note	10	Current and All Other Assets	14
Note	11	Equity Method Investments	14
Note	12	Accounts Payable and Equipment Project Payables	14
Note	13	Postretirement Benefit Plans	14
Note	14	Long-term Borrowings	14
Note	15	Current and All Other Liabilities	15
Note	16	Income Taxes	15
Note	17	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	16
Note	18	Earnings Per Share Information	16
Note	19	Other Income (Expense) – Net	16
Note	20	Financial Instruments	17
Note	21	Variable Interest Entities (VIEs)	18
Note	22	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	18
Note	23	Restructuring Charges and Separation Costs	19
Note	24	Segment Information	20
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations			22
Item 3. Quantitative and Qualitative Disclosures About Market Risk			32
Item 4. Controls and Procedures			32

Part II			33
Item 1. Legal Proceedings			33
Item 1A. Risk Factors			33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			33
Item 3. Defaults Upon Senior Securities			33
Item 4. Mine Safety Disclosures			33
Item 5. Other Information			33
Item 6. Exhibits			34
Signatures			35
2026 1Q FORM 10-Q 3
FORWARD-LOOKING STATEMENTS. This quarterly report of GE Vernova Inc. (the Company, GE Vernova, our, we, or us) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “guidance”, “outlook”, “anticipate”,
“intend”, “plan”, “estimate”, “will”, “may”, and negatives or derivatives of these or similar expressions. These forward-looking statements may include, among others, statements about our future performance, anticipated growth, and expectations in our business; the energy transition; the demand for our products and services; our technologies and ability to innovate, anticipate, and address customer demands;
our ability to increase production capacity, efficiencies, and quality; our underwriting and risk management; the estimated impact of tariffs;
our product quality and costs; our cost management efforts; tax incentives; customer orders and commitments; project execution and timelines; our actual and planned investments, including in research and development, capital expenditures, joint ventures, and other collaborations with third parties; our ability to meet our sustainability goals and targets; levels of global infrastructure spending; government policies; our expected cash generation and management; our lean operating model; our capital allocation framework, including organic and inorganic investments, share repurchases, and dividends; our restructuring programs; disputes, litigation, arbitration, and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; and our credit ratings.
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
•Foreign currency impacts;
•Our ability to realize the benefits from our separation from, and our obligations to, General Electric Company;
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
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements, and these and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025, including in Item 1A. "Risk Factors" and Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations," as may be updated from time to time in our Securities and
Exchange Commission (SEC) filings and as posted on our website at www.gevernova.com/investors/fls. We do not undertake any obligation to update or revise our forward-looking statements except as may be required by law or regulation.
2026 1Q FORM 10-Q 4
ABOUT GE VERNOVA. GE Vernova Inc. (the Company, GE Vernova, our, we, or us) is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable, secure, and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We are a purpose-built company, positioned with a unique scope and scale of integrated solutions to help accelerate the energy transition, while servicing and growing our installed base and strengthening our own profitability and stockholder returns. We have a strong history of innovation, which is a key strength enabling us to meet our customers’ needs.
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
We report three business segments that are aligned with the nature of equipment and services they provide, specifically Power,
Electrification, and Wind. Within our segments, Power includes gas, nuclear, and hydro technologies, providing a critical foundation of dispatchable, flexible, stable, and reliable power. Electrification includes power transmission, grid systems integration, power conversion and storage, and grid automation and software technologies required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption. Our Wind segment includes our wind generation technologies, inclusive of onshore and offshore wind turbines and blades.
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
2026 1Q FORM 10-Q 5
PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)
	Three months ended March 31
(In millions, except per share amounts)	2026	2025
Sales of equipment	$5,254	$4,197
Sales of services	4,084	3,835
Total revenues	9,339	8,032

Cost of equipment	4,714	3,915
Cost of services	2,843	2,647
Gross profit	1,781	1,470

Selling, general, and administrative expenses	1,298	1,188
Research and development expenses	304	239
Operating income (loss)	179	43

Interest and other financial income (charges) – net	28	56
Non-operating benefit income	134	115
Other income (expense) – net (Note 19)	4,762	119
Income (loss) before income taxes	5,103	332
Provision (benefit) for income taxes (Note 16)	354	68
Net income (loss)	4,750	264
Net loss (income) attributable to noncontrolling interests	(4)	(11)
Net income (loss) attributable to GE Vernova	$4,745	$254

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$17.65	$0.92
Diluted	$17.44	$0.91

Weighted-average number of common shares outstanding:
Basic	269	275
Diluted	272	279
2026 1Q FORM 10-Q 6

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	March 31, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$10,172	$8,848
Current receivables – net (Note 4)	9,568	9,803
Inventories, including deferred inventory costs (Note 5)	11,919	10,429
Current contract assets (Note 9)	9,609	9,294
All other current assets (Note 10)	1,701	1,445
Assets held for sale (Note 3)	—	396
Current assets	42,969	40,216

Property, plant, and equipment – net (Note 6)	7,139	6,006
Goodwill (Note 8)	9,855	4,439
Intangible assets – net (Note 8)	4,543	727
Contract and other deferred assets (Note 9)	462	378
Equity method investments (Note 11)	1,396	1,834
Deferred income taxes (Note 16)	5,182	5,321
All other assets (Note 10)	4,066	4,095
Total assets	$75,612	$63,016

Accounts payable and equipment project payables (Note 12)	$9,572	$8,809
Contract liabilities and deferred income (Note 9)	31,830	25,774
All other current liabilities (Note 15)	6,691	6,310
Liabilities held for sale (Note 3)	—	79
Current liabilities	48,094	40,972

Long-term borrowings (Note 14)	2,806	265
Deferred income taxes (Note 16)	1,298	1,162
Non-current compensation and benefits	3,195	3,171
All other liabilities (Note 15)	5,154	5,151
Total liabilities	60,547	50,720

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 268,719,995 and 269,529,464 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	9,414	9,813
Retained earnings	10,762	6,154
Treasury common stock, 10,196,613 and 8,397,266 shares at cost as of March 31, 2026 and December 31, 2025, respectively	(4,684)	(3,385)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 17)	(1,574)	(1,407)
Total equity attributable to GE Vernova	13,922	11,178
Noncontrolling interests	1,143	1,118
Total equity	15,065	12,296
Total liabilities and equity	$75,612	$63,016
2026 1Q FORM 10-Q 7

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2026	2025
Net income (loss)	$4,750	$264
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	166	149
Amortization of intangible assets (Note 8)	176	56
(Gains) losses on purchases and sales of business interests	(4,405)	(21)
Principal pension plans – net (Note 13)	(90)	(89)
Other postretirement benefit plans – net (Note 13)	(80)	(44)
Provision (benefit) for income taxes (Note 16)	354	68
Cash recovered (paid) during the year for income taxes	(534)	(145)
Changes in operating working capital:
Decrease (increase) in current receivables	610	918
Decrease (increase) in inventories, including deferred inventory costs	(930)	(432)
Decrease (increase) in current contract assets	(417)	(345)
Increase (decrease) in accounts payable and equipment project payables	473	(269)
Increase (decrease) in contract liabilities and current deferred income	5,574	1,124
All other operating activities	(457)	(74)
Cash from (used for) operating activities	5,188	1,161

Additions to property, plant, and equipment and internal-use software	(397)	(186)
Dispositions of property, plant, and equipment	177	34
Purchases of and contributions to equity method investments	(10)	(6)
Sales of and distributions from equity method investments	44	90
Net cash paid for principal businesses purchased	(4,886)	(40)
Proceeds from principal business dispositions	598	—
All other investing activities	183	15
Cash from (used for) investing activities	(4,291)	(93)

Newly issued debt (maturities longer than 90 days)	2,567	—
Dividends paid to stockholders	(137)	(69)
Purchases of common stock for treasury	(1,278)	(1,101)
All other financing activities	(711)	(86)
Cash from (used for) financing activities	442	(1,257)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(16)	90
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	1,323	(98)
Less: Net increase (decrease) in cash classified within assets held for sale	(2)	—
Increase (decrease) in cash, cash equivalents, and restricted cash	1,324	(98)
Cash, cash equivalents, and restricted cash at beginning of year	8,848	8,205
Cash, cash equivalents, and restricted cash as of March 31	$10,172	$8,107
2026 1Q FORM 10-Q 8

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended March 31
(In millions)	2026	2025
Net income (loss) attributable to GE Vernova	$4,745	$254
Net loss (income) attributable to noncontrolling interests	(4)	(11)
Net income (loss)	$4,750	$264

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(72)	154
Benefit plans – net of taxes	(29)	(73)
Cash flow hedges – net of taxes	(63)	21
Other comprehensive income (loss)	$(164)	$102

Comprehensive income (loss)	$4,585	$367
Comprehensive loss (income) attributable to noncontrolling interests	(7)	(14)
Comprehensive income (loss) attributable to GE Vernova	$4,579	$353
2026 1Q FORM 10-Q 9

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2026	270	$3	$9,813	$6,154	$(3,385)	$(1,407)	$1,118	$12,296
Issuance of shares in connection with equity awards	1	—	(464)	—	—	—	—	(464)
Share-based compensation expense	—	—	65	—	—	—	—	65
Dividends declared ($0.50 per common share)	—	—	—	(137)	—	—	—	(137)
Repurchase of common stock	(2)	—	—	—	(1,299)	—	—	(1,299)
Net income (loss)	—	—	—	4,745	—	—	4	4,750
Currency translation adjustments – net of taxes	—	—	—	—	—	(73)	1	(72)
Benefit plans – net of taxes	—	—	—	—	—	(30)	1	(29)
Cash flow hedges – net of taxes	—	—	—	—	—	(63)	—	(63)
Changes attributable to noncontrolling interests	—	—	—	—	—	—	19	19
Balances as of March 31, 2026	269	$3	$9,414	$10,762	$(4,684)	$(1,574)	$1,143	$15,065

Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	1	—	(135)	—		—	—	(135)
Share-based compensation expense	—	—	56	—	—	—	—	56
Repurchase of common stock	(4)	—	—	—	(1,213)	—	—	(1,213)
Net income (loss)	—	—	—	254		—	11	264
Currency translation adjustments – net of taxes	—	—	—	—	—	152	2	154
Benefit plans – net of taxes	—	—	—	—	—	(74)	1	(73)
Cash flow hedges – net of taxes	—	—	—	—	—	21	—	21
Changes attributable to noncontrolling interests	—	—		—	—	—	4	4
Balances as of March 31, 2025	273	$3	$9,654	$1,865	$(1,256)	$(1,660)	$1,065	$9,672
2026 1Q FORM 10-Q 10
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Organization. GE Vernova Inc. (the Company, GE Vernova, our, we, or us) is a global leader in the electric power industry, with products and services that generate, transfer, orchestrate, convert, and store electricity. We design, manufacture, deliver, and service technologies to create a more reliable, secure, and sustainable electric power system, enabling electrification and decarbonization, underpinning the progress and prosperity of the communities we serve. We report our financial results across three business segments:
•Our Power segment includes the design, manufacture, and servicing of gas, nuclear, and hydro technologies, providing a critical foundation of dispatchable, flexible, stable, and reliable power.
•Our Electrification segment includes power transmission, grid systems integration, power conversion and storage, and grid automation and software technologies required for the transmission, distribution, conversion, storage, and orchestration of electricity from point of generation to point of consumption.
•Our Wind segment includes our wind generation technologies, inclusive of onshore and offshore wind turbines and blades.
•Effective January 1, 2026, the Company realigned the reporting of certain of its business units. Historical financial information presented within this report conforms to the new business unit structure within the Power, Electrification, and Wind segments.
◦Within our Power segment, our Steam Power business unit was realigned into Nuclear Power, Hydro Power, and Gas
Power. In addition, a component of our former Electrification Software business unit was realigned into Gas Power.
◦Within our Electrification segment, we revised our Grid Solutions business unit into three new business units, Power
Transmission, Grid Systems Integration, and Grid Automation & Software. In addition, a component of our former
Electrification Software business unit was realigned into Grid Automation & Software and another component was realigned into Gas Power within our Power segment.
◦Within our Wind segment, we combined our Onshore Wind and LM Wind Power business units into Onshore Wind.
Basis of Presentation. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and note disclosures normally included in financial statements prepared in accordance with
U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements, corresponding notes, and significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reclassified certain prior year amounts to conform to the current year’s presentation. The information presented in tables throughout the notes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Percentages presented are calculated from the underlying numbers in millions. All intercompany balances and transactions within the
Company have been eliminated in the consolidated financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in the consolidated financial statements. We believe these assumptions to be reasonable under the circumstances, and although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.
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
See Note 2 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for further information on our significant accounting policies.
NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE. During the first quarter of 2026, we completed the sale of the Proficy manufacturing software business (Proficy) within our Grid Automation & Software business. In connection with the disposition, we received net cash proceeds of $602 million, subject to customary working capital and other post-close adjustments. As a result, we recognized a pre-
tax gain of $330 million (after-tax gain of $210 million), recorded in Other income (expense) - net in our Consolidated Statement of Income
(Loss). See Note 19 for further information.
Additionally, during the first quarter of 2026, we completed the sale of the issued and outstanding membership interests of Linden VFT LLC, a merchant transmission facility within our Gas Power business. In connection with the disposition, we received net cash proceeds of
$140 million, subject to customary working capital and other post-close adjustments. As a result, we recognized a pre-tax gain of $3 million
(after-tax gain of $2 million), recorded in Other income (expense) - net in our Consolidated Statement of Income (Loss).
2026 1Q FORM 10-Q 11
The major components of assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Position are
summarized as follows:

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE	March 31, 2026	December 31, 2025
Property, plant, and equipment - net	$—	$137
Goodwill	—	184
Other assets	—	75
Assets held for sale	$—	$396

Other liabilities	$—	$79
Liabilities held for sale	$—	$79
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	March 31, 2026	December 31, 2025
Customer receivables	$7,357	$7,866
Non-income based tax receivables	845	662
Supplier advances and other receivables	1,816	1,717
Other receivables	$2,661	$2,379
Allowance for credit losses	(450)	(441)
Total current receivables – net	$9,568	$9,803
Activity in the allowance for credit losses related to current receivables for the three months ended March 31, 2026 and 2025 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2026	2025
Balance as of January 1	$441	$464
Net additions (releases) charged to costs and expenses	7	(2)
Write-offs, net	(2)	(9)
Foreign exchange and other	3	3
Balance as of March 31	$450	$456
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $298 million and $373 million in the three months ended March 31, 2026 and 2025, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the
Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred.

LONG-TERM RECEIVABLES	March 31, 2026	December 31, 2025
Long-term customer receivables	$227	$228
Supplier advances	679	686
Non-income based tax receivables	85	80
Other receivables	528	440
Allowance for credit losses	(197)	(197)
Total long-term receivables – net	$1,323	$1,237
NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2026	December 31, 2025
Raw materials and work in process	$7,217	$6,377
Finished goods	3,874	3,267
Deferred inventory costs(a)	828	786
Inventories, including deferred inventory costs	$11,919	$10,429
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	March 31, 2026	December 31, 2025
Original cost	$14,582	$13,579
Less: Accumulated depreciation and amortization	(8,303)	(8,360)
Right-of-use operating lease assets	861	788
Property, plant, and equipment – net	$7,139	$6,006
2026 1Q FORM 10-Q 12
Depreciation and amortization related to property, plant, and equipment was $166 million and $149 million in the three months ended
March 31, 2026 and 2025, respectively.
NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated
Statement of Financial Position, were $898 million and $843 million as of March 31, 2026 and December 31, 2025, respectively. Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $68 million and $45 million for the three months ended March 31, 2026 and 2025, respectively. Our finance lease liabilities, included in All other current liabilities and Long-term borrowings in our Consolidated Statement of Financial Position, were $303 million and $278 million as of March 31, 2026 and December 31, 2025, respectively.
NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
Acquisitions. On February 2, 2026, GE Vernova completed the acquisition of the remaining 50% stake of Prolec GE, our former unconsolidated joint venture with Xignux, in exchange for cash consideration of $5,254 million. Prolec GE is an electric industry leader in
North America, with approximately 10,000 employees across seven manufacturing sites in the Americas, including five in the U.S. It produces a wide variety of transformers and transformer components for the generation, transmission, and distribution of electricity, complemented by its broad transformer services offering. The acquisition increases our ability to serve the North American transformer market. Net assets and results of operations of Prolec GE are included in our results commencing on February 2, 2026 and are reported within the Electrification segment. As a result of this acquisition, we remeasured our previously held equity interest to fair value, with the resulting pre-tax gain of $3,992 million recognized within Other income (expense) – net in our Consolidated Statement of Income during the first quarter of 2026 and was determined by using the implied total equity value from the transaction price, adjusted for an assumed control premium. Pro forma results of operations are not presented because the acquisition is not material to the Company’s consolidated results of operations for the periods ended March 31, 2026 and 2025, respectively.
The following table summarizes the preliminary purchase consideration as well as the preliminary allocation to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition:

Cash consideration transferred	$5,254
Fair value of previously held 50% equity interest	4,402
Total preliminary purchase consideration	$9,656

Current assets	$1,597
Intangible assets	3,980
Other non-current assets	1,126
Current liabilities	(1,045)
Non-current liabilities	(1,476)
Total identifiable net assets acquired	$4,183
Goodwill	5,473
Total preliminary purchase consideration	$9,656
Goodwill is calculated as the excess of the purchase consideration over the estimated fair value of net assets acquired and primarily represents the value of the assembled workforce along with expected synergies from integrating Prolec GE’s operations with the
Company’s operations. The goodwill is recorded in our Electrification segment and approximately $400 million of the goodwill is expected to be deductible for tax purposes.
We determined the fair value of assets acquired and liabilities assumed using available market information and various valuation methods that require judgment related to estimates. The purchase accounting related to the acquisition, including the valuation of tangible and intangible assets, is preliminary and likely to change in future reporting periods. We will complete our post-closing procedures and purchase price allocation as soon as practicable but no later than the first quarter of 2027. See Notes 9, 11, and 19 for further information.
The preliminary fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date is as follows:

	Weighted-average useful lives (in years)	Total
Customer related	12	$2,720
Patents and technology	6	507
Capitalized software	3	8
Trademarks and other	3	745
Total identifiable intangible assets acquired		$3,980
The fair values of the customer related and trademarks and other intangible assets were primarily determined using the multi-period excess earnings method, and the fair values of the patents and technology intangible assets were valued using the relief-from-royalty method.
Revenue and income (loss) before income taxes of Prolec GE from the acquisition date through March 31, 2026 were $485 million and
$(105) million, respectively. The income (loss) before income taxes includes the impact of inventory step-up amortization, intangible asset amortization, and integration costs. Acquisition-related costs totaled $35 million during the three months ended March 31, 2026 and are included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
2026 1Q FORM 10-Q 13

GOODWILL	Power	Electrification	Wind	Total
Balance as of January 1, 2026	$512	$624	$3,302	$4,439
Acquisitions	—	5,473	—	5,473
Currency exchange and other	—	(23)	(34)	(57)
Balance as of March 31, 2026	$512	$6,074	$3,269	$9,855
We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2026, we did not identify any reporting units that were impaired.
Intangible assets. All intangible assets are subject to amortization. Intangible assets increased $3,816 million during the three months ended March 31, 2026, primarily as a result of the acquisition of Prolec GE, partially offset by amortization. Amortization expense was $176 million and $56 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $399 million in the three months ended March 31, 2026 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased
$6,000 million in the three months ended March 31, 2026 primarily due to new collections received in excess of revenue recognition and as a result of the acquisition of Prolec GE. Net contractual service agreements increased primarily due to revenues recognized of $1,280 million, partially offset by billings of $1,163 million and net unfavorable changes in estimated profitability of $89 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $4,001 million and $3,601 million for the three months ended March 31, 2026 and 2025, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
March 31, 2026	Power	Electrification	Wind	Total
Contractual service agreement assets	$5,384	$—	$—	$5,384
Equipment and other service agreement assets	1,696	1,600	928	4,225
Current contract assets	$7,081	$1,600	$928	$9,609
Non-current contract and other deferred assets(a)	453	7	1	462
Total contract and other deferred assets	$7,534	$1,607	$930	$10,071

December 31, 2025	Power	Electrification	Wind	Total
Contractual service agreement assets	$5,417	$—	$—	$5,417
Equipment and other service agreement assets	1,521	1,368	988	3,877
Current contract assets	$6,938	$1,368	$988	$9,294
Non-current contract and other deferred assets(a)	368	9	1	378
Total contract and other deferred assets	$7,305	$1,376	$990	$9,672
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
March 31, 2026	Power	Electrification	Wind	Total
Contractual service agreement liabilities	$1,917	$—	$—	$1,917
Equipment and other service agreement liabilities	18,479	8,259	3,173	29,913
Contract liabilities and current deferred income	$20,396	$8,259	$3,173	$31,830
Non-current deferred income	4	10	105	119
Total contract liabilities and deferred income	$20,400	$8,269	$3,278	$31,949

December 31, 2025	Power	Electrification	Wind	Total
Contractual service agreement liabilities	$1,977	$—	$—	$1,977
Equipment and other service agreement liabilities	14,550	6,449	2,796	23,798
Contract liabilities and current deferred income	$16,527	$6,449	$2,796	$25,774
Non-current deferred income	20	13	142	175
Total contract liabilities and deferred income	$16,547	$6,462	$2,938	$25,950
2026 1Q FORM 10-Q 14
Remaining Performance Obligation (RPO). As of March 31, 2026, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $163,276 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $75,924 million of which 38%, 69%, and 98% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $87,352 million of which 16%, 53%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include investment securities, prepaid taxes and deferred charges, and derivative instruments (see Note 20). All other current assets increased $256 million for the three months ended
March 31, 2026 primarily due to an increase in our investment in China XD Electric Co., Ltd due to unrealized gains, partially offset by a sale of a portion of our shares, and an increase in financing receivables. The fair value of our investment in China XD Electric Co., Ltd was
$564 million as of March 31, 2026, which is considered to be Level 1. See Note 19 for further information. All other assets primarily include pension surplus, long-term receivables (see Note 4), taxes receivable, and prepaid taxes and deferred charges. All other assets decreased
$29 million in the three months ended March 31, 2026.
NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method income (loss)
			Three months ended March 31
	March 31, 2026	December 31, 2025	2026	2025
Power(a)	$934	$922	$17	$(10)
Electrification(b)	85	479	56	50
Wind	28	30	—	—
Corporate	349	403	(8)	20
Total	$1,396	$1,834	$65	$60
(a) Includes Aero Alliance, our joint venture with Baker Hughes Company, that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$201 million and $126 million in the three months ended March 31, 2026 and 2025, respectively. The Company owed Aero Alliance
$62 million and $55 million as of March 31, 2026 and December 31, 2025, respectively. These amounts have been recorded in
Accounts payable and equipment project payables on the Consolidated Statement of Financial Position.
(b) In the first quarter of 2026, we acquired the remaining 50% stake of our former equity method investment in Prolec GE from Xignux. As a result, Prolec GE is now consolidated within our financial statements. See Note 8 for further information.
NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	March 31, 2026	December 31, 2025
Trade payables	$6,333	$5,721
Supply chain finance programs	1,804	1,542
Equipment project payables	1,121	1,210
Non-income based tax payables	314	335
Accounts payable and equipment project payables	$9,572	$8,809
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $856 million and $1,258 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 13. POSTRETIREMENT BENEFIT PLANS. GE Vernova-sponsored plans are presented in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. See Note 13 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our
Consolidated Statement of Income (Loss).
2026 1Q FORM 10-Q 15

	2026			2025
Three months ended March 31	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$7	$1	$6	$7	$1
Interest cost	135	59	8	140	54	10
Expected return on plan assets	(170)	(86)	—	(178)	(76)	—
Amortization of net loss (gain)	(54)	6	(13)	(50)	9	(10)
Amortization of prior service cost (credit)	2	(2)	(14)	—	(2)	(14)
Curtailment/settlement loss (gain)	—	—	—	—	1	—
Non-operating benefit costs (income)	$(88)	$(23)	$(19)	$(88)	$(13)	$(13)
Net periodic expense (income)	$(82)	$(16)	$(18)	$(82)	$(7)	$(12)
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with their participation in the plan represent the employer contributions for GE Vernova employees and were $42 million and $36 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 14. LONG-TERM BORROWINGS

	March 31, 2026	December 31, 2025
4.250% senior notes due 2031	$600	$—
4.875% senior notes due 2036	1,000	—
5.500% senior notes due 2056	1,000	—
Other long-term borrowings and finance leases	314	289
Unamortized discount and issuance costs	(56)	—
Total	$2,857	$289
Less - Current maturities of long-term borrowings and finance leases	51	24
Total long-term borrowings	$2,806	$265
On February 4, 2026, GE Vernova issued $2,600 million aggregate principal amount of senior notes, consisting of $600 million of 4.250%
senior notes due February 2031, $1,000 million of 4.875% senior notes due February 2036, and $1,000 million of 5.500% senior notes due
February 2056. The senior notes contain customary optional redemption provisions. Net proceeds from the offering were approximately
$2,543 million, net of the original issue discount, underwriting fees, and deferred issuance costs. The net proceeds from the debt issuance were used for general corporate purposes, including financing a portion of the acquisition of the remaining 50% interest in Prolec GE, which closed on February 2, 2026.
The estimated fair value of our long-term borrowings, excluding finance leases, was $2,557 million and $11 million as of March 31, 2026 and December 31, 2025, respectively, compared to carrying values of $2,554 million and $11 million as of March 31, 2026 and December
31, 2025, respectively. The fair value of the senior notes is classified as Level 2 within the fair value hierarchy.
Credit Facilities. As of March 31, 2026, we have $6,000 million of credit facilities consisting of (i) an unsecured revolving credit facility in an aggregate committed amount of $3,000 million and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of $3,000 million. Each of the credit facilities will mature on April 2, 2029. There were no borrowings outstanding on these facilities as of March 31, 2026. Fees related to the unused portion of the facilities were insignificant in the three months ended March 31, 2026. See
Note 22 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 22), taxes payable, liabilities related to business disposition activities, operating lease liabilities (see Note 7), and restructuring liabilities (see Note 23). All other current liabilities increased $381 million in the three months ended March 31, 2026 primarily due to an increase in employee compensation and benefit liabilities. All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties (see Note
22), legal liabilities (see Note 22), asset retirement obligations (see Note 22), operating lease liabilities (see Note 7), deferred income (see
Note 9), equipment projects and other commercial liabilities, and indemnifications (see Note 22). All other liabilities increased $3 million in the three months ended March 31, 2026.
NOTE 16. INCOME TAXES. Our effective tax rate was 6.9% for the three months ended March 31, 2026. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a nontaxable gain on the acquisition of Prolec GE and an income tax benefit from stock-based compensation partially offset by losses providing no tax benefit in certain jurisdictions.
Our effective tax rate was 20.5% for the three months ended March 31, 2025. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to an income tax benefit from stock-based compensation, mostly offset by losses providing no tax benefit in certain jurisdictions.
2026 1Q FORM 10-Q 16
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of January 1, 2026	$(1,260)	$(247)	$100	$(1,407)
AOCI before reclasses – net of taxes of $14, $(18), and $(5)	(72)	(16)	(42)	(130)
Reclasses from AOCI – net of taxes of $—, $62, and $—	—	(13)	(21)	(34)
Less: AOCI attributable to noncontrolling interests	1	1	—	2
Balance as of March 31, 2026	$(1,333)	$(277)	$36	$(1,574)

Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $—, $8, and $—	154	(1)	12	165
Reclasses from AOCI – net of taxes of $—, $(2), and $—	—	(72)	9	(63)
Less: AOCI attributable to noncontrolling interests	2	1	—	3
Balance as of March 31, 2025	$(1,582)	$(132)	$54	$(1,660)
Common Stock. On March 31, 2026, there were 268,719,995 shares of GE Vernova common stock outstanding. On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10 billion of common stock repurchases, from the prior authorization of $6 billion, which was announced on December 10, 2024. We repurchased 1.8 million shares for
$1,295 million in the three months ended March 31, 2026, excluding commission fees and excise taxes. Cumulatively we have repurchased
$4,613 million of common stock over the life of the program.
NOTE 18. EARNINGS PER SHARE INFORMATION. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted earnings per share using the treasury stock method.

	Three months ended March 31
(In millions, except per share amounts)	2026	2025
Numerator:
Net income (loss)	$4,750	$264
Net loss (income) attributable to noncontrolling interests	(4)	(11)
Net income (loss) attributable to GE Vernova	$4,745	$254

Denominator:
Basic weighted-average shares outstanding	269	275
Dilutive effect of common stock equivalents	3	4
Diluted weighted-average shares outstanding	272	279

Basic earnings (loss) per share	$17.65	$0.92
Diluted earnings (loss) per share	$17.44	$0.91
Antidilutive securities(a)	—	1
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 19. OTHER INCOME (EXPENSE) – NET

	Three months ended March 31
	2026	2025
Equity method investment income (loss) (Note 11)	$65	$60
Net interest and investment income (loss)(a)	263	16
Gains (losses) on purchases and sales of business interests(b)	4,405	21
Derivative instruments (Note 20)	5	2
Licensing income	9	4
Other – net	14	16
Total other income (expense) – net	$4,762	$119
(a) Includes financial interest related to our normal business operations primarily with customers. Includes a pre-tax unrealized gain of
$231 million and a pre-tax realized gain of $20 million related to our interest in China XD Electric Co., Ltd in the three months ended
March 31, 2026. See Note 10 for further information.
(b) Includes a pre-tax gain of $3,992 million related to the acquisition of the remaining 50% stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value, a pre-tax gain of $330 million related to the sale of our Proficy business in our Electrification segment, and a pre-tax gain of $86 million related to the sale of an equity method investment at our
Financial Services business in the three months ended March 31, 2026. See Notes 3, 8, and 10 for further information.
2026 1Q FORM 10-Q 17
NOTE 20. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $196 million and $229 million as of March 31, 2026 and
December 31, 2025, respectively. The estimated fair value was $196 million and $225 million as of March 31, 2026 and December 31,
2025, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 13 months in duration but with maximum remaining maturities of up to 14 years as of March 31, 2026.
Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $36 million gain and a net $100 million gain as of
March 31, 2026 and December 31, 2025, respectively, of which a net $1 million gain and a net $26 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $9 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $21 million and $(9) million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the maximum length of time over which we are hedging forecasted transactions was approximately 9 years.
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
$31 million as of March 31, 2026 and December 31, 2025, respectively.
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

March 31, 2026	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges(a)	$7,011	$78	$151	$41	$51
Foreign currency exchange contracts(a)	36,964	461	138	384	136
Commodity and other contracts	439	49	26	2	4
Derivatives not accounted for as hedges	$37,403	$510	$164	$386	$139
Total gross derivatives	$44,414	$589	$315	$426	$191
Netting adjustment(b)		(299)	(134)	(296)	(134)
Net derivatives recognized in the Consolidated Statement of Financial Position		$290	$181	$131	$57

December 31, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges(a)	$6,547	$72	$147	$28	$23
Foreign currency exchange contracts(a)	38,005	382	161	316	156
Commodity and other contracts	389	52	32	1	2
Derivatives not accounted for as hedges	$38,393	$434	$193	$317	$158
Total gross derivatives	$44,940	$506	$340	$345	$181
Netting adjustment(b)		(274)	(118)	(271)	(118)
Net derivatives recognized in the Consolidated Statement of Financial Position		$233	$223	$74	$63
(a) Total gross notional amount of foreign currency exchange contracts represents the volume of derivatives activity. When foreign currency exchange contracts with the same currency pair and maturity date are netted across different counterparties, the notional amount reduces to approximately $24,361 million and $24,740 million as of March 31, 2026 and December 31, 2025, respectively.
(b) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
2026 1Q FORM 10-Q 18
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended March 31
	2026	2025
Cash flow hedges	$(13)	$10
Net investment hedges	2	(2)
The tables below show the effect of our derivative financial instruments in the Consolidated Statement of Income (Loss):

Three months ended March 31, 2026	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated Statement of Income (Loss)	$9,339	$7,558	$1,298	$4,762
Effects of cash flow hedges	$12	$(9)	$—	$—
Foreign currency exchange contracts	1	58	(14)	5
Commodity and other contracts	—	(1)	5	—
Effect of derivatives not designated as hedges	$1	$57	$(9)	$5

Three months ended March 31, 2025	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income (expense) in the Consolidated Statement of Income (Loss)	$8,032	$6,562	$1,188	$119
Effects of cash flow hedges	$(9)	$—	$—	$—
Foreign currency exchange contracts	—	(3)	(38)	2
Commodity and other contracts	—	(8)	5	—
Effect of derivatives not designated as hedges	$—	$(11)	$(33)	$2
The amount excluded for cash flow hedges was a gain (loss) of $9 million and $8 million for the three months ended March 31, 2026 and
2025, respectively. These amounts are recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our
Consolidated Statement of Income (Loss).
NOTE 21. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated Statement of Financial Position, we have assets of $131 million and $128 million and liabilities of $136 million and $132 million as of March 31, 2026 and December 31, 2025, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $129 million and $85 million as of March 31, 2026 and December 31, 2025, respectively. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.
NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $133 million and no unfunded lending commitments at March 31, 2026. The commitments primarily consist of obligations to make investments or provide funding by our Financial Services business. See Note 21 for further information.
Guarantees. As of March 31, 2026, we were committed under the following guarantee arrangements:
Credit support. We have provided $626 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $5 million.
Indemnification agreements. We have $1,010 million of indemnification commitments, including our commercial contracts and agreements governing the sale of business assets, for which we recorded a liability of $674 million. The liability is primarily associated with cash and deposits and includes a $378 million liability at March 31, 2026 related to cash transferred to the Company from General Electric
Company (GE) as part of the separation that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $200 million of indemnifications in connection with agreements entered into with GE related to the separation, including a tax matters agreement (TMA). The IRS is currently auditing the consolidated GE U.S. income tax returns for 2016 through 2020, during which years the GE Vernova businesses were part of the consolidated filing. In the first quarter of
2026, we were informed by GE of an update to this IRS audit. The resolution could result in additional tax obligations that may be allocated to GE Vernova by GE, in accordance with the TMA. The resolution of this matter could be time-consuming and is not likely in the near term.
If the resolution is unfavorable, then it could result in material indemnification obligations due from GE Vernova to GE, which are not reasonably estimable at this time and for which no liability has been accrued.
2026 1Q FORM 10-Q 19
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,580 million and $1,573 million as of March 31, 2026 and December 31, 2025, respectively.
Legal Matters. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, litigation, investigations, and other legal, regulatory, or governmental actions. See Note 22 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $132 million and $135 million as of
March 31, 2026 and December 31, 2025, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $544 million and $541 million as of March 31, 2026 and December 31, 2025, respectively, and are recorded in
All other current liabilities and All other liabilities in our Consolidated Statement of Financial Position. Of these amounts, $463 million and
$459 million, respectively, were related to nuclear decommissioning obligations.
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
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 24 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2026	2025
Workforce reductions	$36	$41
Plant closures and associated costs and other asset write-downs	2	22
Acquisition/disposition net charges and other	57	5
Total restructuring and other charges	$95	$68

Cost of equipment and services	$12	$54
Selling, general, and administrative expenses	83	14
Total restructuring and other charges	$95	$68

Power	$14	$11
Electrification	62	2
Wind	6	51
Other	12	4
Total restructuring and other charges(a)	$95	$68
(a) Includes $72 million, and $28 million for the three months ended March 31, 2026 and 2025 respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits in our Consolidated Statement of Financial Position.

RESTRUCTURING LIABILITIES	2026	2025
Balance as of January 1	$279	$308
Additions	23	40
Payments	(34)	(46)
Foreign exchange and other	(2)	(25)
Balance as of March 31	$266	$277
2026 1Q FORM 10-Q 20
Total restructuring and other charges incurred for the three months ended March 31, 2026 and 2025 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the businesses. The costs for the three months ended March 31,
2026 also include costs of $56 million related to the acquisition and integration of the remaining 50% stake of Prolec GE in our
Electrification segment. On July 21, 2025, we approved a restructuring plan (the Plan) accelerating previously announced enterprise transformation activities to reduce general and administrative costs. We anticipate that the Plan will be substantially complete by mid-2026.
We expect to incur approximately $225 million in total costs in connection with the Plan primarily consisting of termination benefits associated with a reduction in the workforce, with approximately $175 million of the costs resulting in cash expenditures. In the three months ended March 31, 2026, we incurred $41 million of costs related to the Plan and have incurred $186 million of costs since inception of the Plan.
Separation Costs. In connection with the separation from GE, the Company recognized separation costs of $23 million and $45 million for the three months ended March 31, 2026 and 2025, respectively, in our Consolidated Statement of Income (Loss). Separation costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative expenses.
NOTE 24. SEGMENT INFORMATION. Operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (CODM) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer (CEO). Our operating activities are managed through three segments: Power, Electrification, and Wind. These segments have been identified based on the nature of the products and services sold and how the Company manages its operations.
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
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

	Three months ended March 31
TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2026	2025
Gas Power	$4,066	$3,605
Nuclear Power	757	661
Hydro Power	148	183
Power	$4,971	$4,449

Power Transmission	$1,380	$692
Grid Systems Integration	691	390
Power Conversion & Storage	477	381
Grid Automation & Software	411	378
Electrification	2,959	1,840

Onshore Wind	$1,186	$1,646
Offshore Wind	246	204
Wind	$1,432	$1,850
Total segment revenues	$9,363	$8,139

SEGMENT EBITDA
Three months ended March 31, 2026	Power	Electrification	Wind	Total
Equipment revenues	$1,877	$2,488	$889	$5,254
Services revenues	3,084	451	543	4,077
Intersegment revenues	11	21	—	32
Segment revenues	4,971	2,959	1,432	9,363
Other revenues and elimination of intersegment revenues				(25)
Total revenues				9,339
Less:(a)
Cost of revenues(b)	3,638	2,027	1,649
Selling, general, and administrative expenses(b)	445	354	128
Research and development expenses(b)	132	107	36
Other segment items(c)	(55)	(57)	1
Segment EBITDA	$811	$528	$(382)	$958
2026 1Q FORM 10-Q 21

Three months ended March 31, 2025	Power	Electrification	Wind	Total
Equipment revenues	$1,422	$1,369	$1,406	$4,197
Services revenues	2,951	439	438	3,828
Intersegment revenues	76	31	7	114
Segment revenues	4,449	1,840	1,850	8,139
Other revenues and elimination of intersegment revenues				(107)
Total revenues				8,032
Less:(a)
Cost of revenues(b)	3,368	1,272	1,840
Selling, general, and administrative expenses(b)	468	330	134
Research and development expenses(b)	109	82	33
Other segment items(c)	(13)	(49)	(11)
Segment EBITDA	$517	$205	$(146)	$576
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

	Three months ended March 31
RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)	2026	2025
Segment EBITDA	$958	$576
Corporate and other(a)	(62)	(119)
Restructuring and other charges	(94)	(67)
Gains (losses) on purchases and sales of business interests(b)	4,494	19
Separation costs(c)	(23)	(45)
Non-operating benefit income	134	115
Depreciation and amortization(d)	(341)	(203)
Interest and other financial income (charges) – net(e)	27	55
(Provision) benefit for income taxes	(344)	(67)
Net income (loss)	$4,750	$264
(a) Includes interest (income) expense of zero and zero and (provision) benefit for income taxes of $(10) million and $(2) million for the three months ended March 31, 2026 and 2025, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Includes a pre-tax gain of $3,992 million related to the acquisition of the remaining 50% stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value and an expense of $71 million for the impact of a fair value adjustment to Prolec GE inventory that was recorded in Cost of equipment in the three months ended March 31, 2026. Includes a pre-
tax gain of $330 million related to the sale of our Proficy business in our Electrification segment in the three months ended March 31,
2026. Also includes unrealized and realized (gains) losses related to our interest in China XD Electric Co., Ltd, recorded in Net interest and investment income (loss) which is part of Other income (expense) - net. See Note 19 for further information.
(c) Costs incurred in the separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-
time costs.
(d) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(e) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.

ASSETS BY SEGMENT	March 31, 2026	December 31, 2025
Power	$26,917	$26,847
Electrification	20,622	9,017
Wind	11,780	11,444
Other(a)	16,292	15,709
Total assets	$75,612	$63,016
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

Property, plant, and equipment additions			Depreciation and amortization
Three months ended March 31	2026	2025	2026	2025
Power	$168	$84	$117	$116
Electrification(a)	1,033	36	150	21
Wind	95	50	58	54
Other	28	15	16	15
Total	$1,324	$186	$341	$205
(a)Includes $938 million of Property, plant, and equipment acquired with Prolec GE in the three months ended March 31, 2026.
2026 1Q FORM 10-Q 22
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three months ended March 31, 2026 and 2025. The below discussion should be read alongside Item 7. "Management’s Discussion and
Analysis of Financial Condition and Results of Operations" and our audited consolidated and combined financial statements and corresponding notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.
In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial data but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. For the reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures, see "—Non-GAAP Financial Measures."
Prolec GE. On February 2, 2026, we completed the acquisition of the remaining 50% stake of Prolec GE, our former unconsolidated joint venture with Xignux, in exchange for cash consideration of approximately $5.3 billion. Prolec GE is an electric industry leader in North
America, with approximately 10,000 employees across seven manufacturing sites in the Americas, including five in the U.S. It produces a wide variety of transformers and transformer components for the generation, transmission, and distribution of electricity, complemented by its broad transformer services offering. Net assets and results of operations of Prolec GE are included in our results commencing on
February 2, 2026 and are reported within the Electrification segment. As a result of this acquisition, we remeasured our previously held equity interest to fair value, with the resulting pre-tax gain of $4.0 billion recognized within Other income (expense) – net in our
Consolidated Statement of Income during the first quarter of 2026.
Long-term Borrowings. On February 4, 2026, we issued $2.6 billion aggregate principal amount of senior notes, consisting of $0.6 billion,
$1.0 billion, and $1.0 billion due February 2031, 2036, and 2056, respectively. The proceeds from the debt offering were used for general corporate purposes, including financing a portion of the acquisition of the remaining 50% stake of Prolec GE.
Offshore Wind. At Offshore Wind, we continue to experience pressure related to our project costs and execution timelines, as we deliver on our existing backlog. On December 22, 2025, the United States Department of Interior announced that it was pausing the leases for all large-scale offshore wind projects under construction in the United States, which had a direct impact on the Vineyard Wind project completion timeline. On January 27, that pause was lifted and during the first quarter of 2026, we successfully completed the installation of all remaining wind turbines at the Vineyard Wind project and now have moved on to the remaining commissioning activities. As we work through the final stages of the project, we are working with our customer to resolve outstanding claims and counterclaims.
Tariffs. Throughout 2025 and 2026, the United States and other countries imposed global tariffs. These tariffs have resulted, and any future tariffs will result, in additional costs to us. The current total estimated cost impact from the global tariffs as outlined is approximately
$250 million to $350 million in 2026, after taking into consideration contractual protections and mitigating actions. The actual impacts of tariffs may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
Business Unit Realignment. Effective January 1, 2026, we realigned the reporting of certain of our business units. Historical financial information presented within this report conforms to the new business unit structure within the Power, Electrification, and Wind segments.
•Within our Power segment, our Steam Power business unit was realigned into Nuclear Power, Hydro Power, and Gas Power. In addition, a component of our former Electrification Software business unit was realigned into Gas Power.
•Within our Electrification segment, we revised our Grid Solutions business unit into three new business units, Power Transmission,
Grid Systems Integration, and Grid Automation & Software. In addition, a component of our former Electrification Software business unit was realigned into Grid Automation & Software and another component was realigned into Gas Power within our Power segment.
•Within our Wind segment, we combined our Onshore Wind and LM Wind Power business units into Onshore Wind.
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
2026 1Q FORM 10-Q 23
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
RESULTS OF OPERATIONS
Summary of Results. RPO was $163.3 billion and $123.4 billion as of March 31, 2026 and 2025, respectively. For the three months ended
March 31, 2026, total revenues were $9.3 billion, an increase of $1.3 billion for the quarter. Net income (loss) was $4.7 billion, an increase of $4.5 billion in net income for the quarter, and net income (loss) margin was 50.9%. Diluted earnings (loss) per share was $17.44 for the three months ended March 31, 2026, an increase in diluted earnings per share of $16.53 for the quarter. Cash flows from (used for)
operating activities were $5.2 billion and $1.2 billion for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026, Adjusted EBITDA* was $0.9 billion, an increase of $0.4 billion. Free cash flow* was $4.8 billion and $1.0 billion for the three months ended March 31, 2026 and 2025, respectively.
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated financial statements for further information.

RPO	March 31, 2026	December 31, 2025	March 31, 2025
Equipment	$75,924	$64,245	$45,478
Services	87,352	85,993	77,959
Total RPO	$163,276	$150,238	$123,438
As of March 31, 2026, RPO increased $13.0 billion (9%) from December 31, 2025, primarily at Electrification, due to the acquisition of
Prolec GE and demand for switchgear and transformers at Power Transmission, and demand for alternating current substation solutions at
Grid Systems Integration; at Power, due to increases at Gas Power from Heavy-Duty Gas Turbines and Nuclear Power services; partially offset at Wind, due to a decrease at Offshore Wind as we continue to execute on our contracts. RPO increased $39.8 billion (32%) from
March 31, 2025, primarily at Power, due to increases at Gas Power equipment and services, and increases at Nuclear Power services and equipment; at Electrification, due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, demand for high-voltage direct current solutions and alternating current substation solutions at Grid Systems Integration, and synchronous condensers at Power Conversion & Storage; partially offset at Wind, due to a decrease at Offshore Wind as we continue to execute on our contracts.

	Three months ended March 31
REVENUES	2026	2025
Equipment revenues	$5,254	$4,197
Services revenues	4,084	3,835
Total revenues	$9,339	$8,032
For the three months ended March 31, 2026, total revenues increased $1.3 billion (16%). Equipment revenues increased at
Electrification, primarily due to the acquisition of Prolec GE, and increased volume in switchgear and transformers at Power Transmission, and at Grid Systems Integration due to increased volume in alternating current substation solutions and high voltage direct current solutions; and at Power, due to increases at Gas Power from Heavy-Duty Gas Turbine and Aeroderivative equipment deliveries and favorable pricing; partially offset at Wind, primarily at Onshore Wind due to lower deliveries, partially offset by increases at Offshore Wind due to higher deliveries and installations. Services revenues increased at Power, Wind, and Electrification.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $0.6 billion (7%), organic equipment revenues* increased $0.4 billion (10%) and organic services revenues* increased $0.2 billion (4%). Organic revenues* increased at Electrification and Power, partially offset at Wind.

	Three months ended March 31
EARNINGS (LOSS)	2026	2025
Operating income (loss)	$179	$43
Net income (loss)	4,750	264
Net income (loss) attributable to GE Vernova	4,745	254
Adjusted EBITDA*	896	457
Diluted earnings (loss) per share	$17.44	$0.91
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 24
For the three months ended March 31, 2026, operating income (loss) was $0.2 billion, a $0.1 billion increase, primarily due to: an increase in segment results at Electrification of $0.3 billion, primarily due to volume, productivity, and favorable price at Power Transmission and Grid Systems Integration; and at Power of $0.3 billion, primarily at Gas Power due to favorable pricing and higher volume, partially offset by the impact of inflation; partially offset by a decrease at Wind of $(0.2) billion, primarily at Onshore Wind due to lower equipment deliveries and the impact of tariffs, and at Offshore Wind due to higher contract losses, partially offset by lower costs at Onshore Wind services; and an increase in depreciation and amortization expense across all segments of $0.1 billion.
Net income (loss) and Net income (loss) margin were $4.7 billion and 50.9%, respectively, for the three months ended March 31, 2026, an increase of $4.5 billion and 47.6%, respectively, for the quarter, primarily due to an increase in other income (expense) - net of $4.6 billion driven by a $4.0 billion pre-tax gain related to the acquisition of Prolec GE and a $0.3 billion pre-tax gain related to the sale of our Proficy manufacturing software business (Proficy), and operating income (loss) of $0.1 billion, partially offset by an increase in provision for income taxes of $0.3 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $0.9 billion and 9.6%, respectively, for the three months ended March 31, 2026, an increase of $0.4 billion and 3.9%, respectively, primarily driven by increases in segment results at Electrification and Power, partially offset at Wind.
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
losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits, and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

	Three months ended March 31
SUMMARY OF REPORTABLE SEGMENTS	2026	2025
Power	$4,971	$4,449
Electrification	2,959	1,840
Wind	1,432	1,850
Eliminations and other	(25)	(107)
Total revenues	$9,339	$8,032

Segment EBITDA
Power	$811	$517
Electrification	528	205
Wind	(382)	(146)
Corporate and other(a)	(62)	(119)
Adjusted EBITDA*(b)	$896	$457
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
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 25
POWER

	Three months ended March 31
Orders in units	2026	2025
Gas Turbines	37	38
Heavy-Duty Gas Turbines	28	29
HA-Turbines	12	8
Aeroderivatives	9	9
Gas Turbine Gigawatts	8.1	7.1

	Three months ended March 31
Sales in units	2026	2025
Gas Turbines	25	19
Heavy-Duty Gas Turbines	15	12
HA-Turbines	5	5
Aeroderivatives	10	7
Gas Turbine Gigawatts	4.2	3.0

RPO	March 31, 2026	December 31, 2025	March 31, 2025
Equipment	$28,530	$24,707	$13,920
Services	71,164	69,841	62,533
Total RPO	$99,694	$94,548	$76,453
RPO as of March 31, 2026 increased $5.1 billion (5%) from December 31, 2025, primarily at Gas Power from Heavy-Duty Gas Turbines and Nuclear Power services. RPO increased $23.2 billion (30%) from March 31, 2025, primarily at Gas Power due to increases in equipment and services, and increases at Nuclear Power services and equipment.

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2026	2025
Gas Power	$4,066	$3,605
Nuclear Power	757	661
Hydro Power	148	183
Total segment revenues	$4,971	$4,449

Equipment	$1,885	$1,491
Services	3,086	2,958
Total segment revenues	$4,971	$4,449

Segment EBITDA	$811	$517
Segment EBITDA margin	16.3%	11.6%
For the three months ended March 31, 2026, segment revenues were up $0.5 billion (12%) and segment EBITDA was up $0.3 billion (57%).
Segment revenues increased $0.5 billion (10%) organically*, primarily at Gas Power equipment due to increases in Heavy-Duty Gas
Turbine and Aeroderivative equipment deliveries and favorable pricing.
Segment EBITDA increased $0.3 billion (59%) organically*, primarily at Gas Power due to favorable pricing and higher volume, partially offset by the impact of inflation.
ELECTRIFICATION

RPO	March 31, 2026	December 31, 2025	March 31, 2025
Equipment	$38,598	$30,508	$21,996
Services	3,842	3,734	3,038
Total RPO	$42,440	$34,242	$25,034
RPO as of March 31, 2026 increased $8.2 billion (24%) from December 31, 2025, primarily due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, and demand for alternating current substation solutions at Grid Systems
Integration. RPO increased $17.4 billion (70%) from March 31, 2025, primarily due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, demand for high-voltage direct current solutions and alternating current substation solutions at Grid Systems Integration, and synchronous condensers at Power Conversion & Storage.
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 26

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2026	2025
Power Transmission	$1,380	$692
Grid Systems Integration	691	390
Power Conversion & Storage	477	381
Grid Automation & Software	411	378
Total segment revenues	$2,959	$1,840

Equipment	$2,501	$1,391
Services	459	448
Total segment revenues	$2,959	$1,840

Segment EBITDA	$528	$205
Segment EBITDA margin	17.8%	11.1%
For the three months ended March 31, 2026, segment revenues were up $1.1 billion (61%) and segment EBITDA was up $0.3 billion.
Segment revenues increased $0.5 billion (29%) organically*, primarily at Power Transmission due to increased volume in switchgear and transformers, and at Grid Systems Integration due to increased volume in alternating current substation solutions and high voltage direct current solutions.
Segment EBITDA increased $0.2 billion organically*, primarily due to volume, productivity, and favorable price at Power Transmission and
Grid Systems Integration.
WIND

	Three months ended March 31
Onshore and Offshore Wind orders in units	2026	2025
Wind Turbines	146	23
Repower Units	49	—
Wind Turbine and Repower Units Gigawatts	0.6	0.1

	Three months ended March 31
Onshore and Offshore Wind sales in units	2026	2025
Wind Turbines	154	276
Repower Units	—	130
Wind Turbine and Repower Units Gigawatts	0.6	1.3

RPO	March 31, 2026	December 31, 2025	March 31, 2025
Equipment	$8,905	$9,112	$9,676
Services	12,443	12,518	12,484
Total RPO	$21,348	$21,630	$22,160
RPO as of March 31, 2026 decreased $0.3 billion (1%) and decreased $0.8 billion (4%) from December 31, 2025 and March 31, 2025, respectively, primarily due to a decrease at Offshore Wind as we continue to execute on our contracts.

	Three months ended March 31
SEGMENT REVENUES AND EBITDA	2026	2025
Onshore Wind	$1,186	$1,646
Offshore Wind	246	204
Total segment revenues	$1,432	$1,850

Equipment	$889	$1,412
Services	543	438
Total segment revenues	$1,432	$1,850

Segment EBITDA	$(382)	$(146)
Segment EBITDA margin	(26.7)%	(7.9)%
For the three months ended March 31, 2026, segment revenues were down $0.4 billion (23%) and segment EBITDA was down $0.2 billion.
Segment revenues decreased $0.5 billion (25%) organically*, primarily at Onshore Wind equipment due to lower deliveries, partially offset by increases at Onshore Wind services due to increased transactional volume and Offshore Wind due to higher deliveries and installations.
Segment EBITDA decreased $0.2 billion organically*, primarily at Onshore Wind due to lower equipment deliveries and the impact of tariffs, and at Offshore Wind due to higher contract losses, partially offset by lower cost at Onshore Wind services.
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 27
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $1.8 billion and $1.5 billion for the three months ended March 31, 2026 and 2025, respectively. Gross margin was 19.1% and 18.3% for the three months ended, respectively. The increase in gross profit for the quarter was due to an increase at Electrification due to volume, productivity, and favorable price at Power Transmission and Grid Systems Integration;
and at Power due to favorable pricing and higher volume at Gas Power, partially offset by the impact of inflation; partially offset by a decrease at Wind primarily at Onshore Wind due to lower equipment deliveries and the impact of tariffs, and at Offshore Wind due to higher contract losses.
Selling, General, and Administrative. Selling, general, and administrative costs were $1.3 billion and $1.2 billion and comprised 13.9%
and 14.8% of revenues for the three months ended March 31, 2026 and 2025, respectively. Selling, general, and administrative costs increased $0.1 billion for the quarter, primarily due to labor inflation and incremental costs associated with the acquisition of Prolec GE, partially offset by cost reduction activities.
Restructuring Charges and Separation Costs. We continuously evaluate our cost structure and are implementing several restructuring and process transformation actions considered necessary to simplify our organizational structure. In connection with the separation from
General Electric Company (GE), we incurred and will continue to incur certain one-time separation costs. See Note 23 in the Notes to the consolidated financial statements for further information.
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was less than $0.1 billion and
$0.1 billion in income for the three months ended March 31, 2026 and 2025, respectively. The decrease in income was primarily driven by higher interest expense on borrowings. The primary components of net interest and other financial income (charges) are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. Our effective tax rate was 6.9% for the three months ended March 31, 2026. The effective tax rate was lower than the U.S.
statutory rate of 21% primarily due to a nontaxable gain on the acquisition of Prolec GE and an income tax benefit from stock-based compensation partially offset by losses providing no tax benefit in certain jurisdictions.
Our effective tax rate was 20.5% for the three months ended March 31, 2025. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to an income tax benefit from stock-based compensation, mostly offset by losses providing no tax benefit in certain jurisdictions.
CAPITAL RESOURCES AND LIQUIDITY. As of March 31, 2026, our Cash, cash equivalents, and restricted cash was $10.2 billion,
$0.4 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving
Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10.0 billion of common stock repurchases, from the prior authorization of $6.0 billion, which was announced on December 10, 2024. We repurchased 1.8 million shares for $1.3 billion during the three months ended March 31, 2026. Cumulatively we have repurchased $4.6 billion of common stock over the life of the program. Although we intend to fund priorities that profitably grow the company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program. The declaration of any future dividends is at the discretion of our Board of Directors and will be based on our earnings, financial condition, cash requirements, prospects, and other factors. The amount and timing of any future share repurchases under our share repurchase program will be based on the trading price and volume of our shares of common stock and other market factors as well as our earnings, financial condition, cash requirements, prospects, alternative uses for our cash, and other factors.
Consolidated Statement of Cash Flows. The most significant source of cash flows from operations is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating uses of cash are to pay our suppliers, employees, and tax authorities. We measure ourselves on a free cash flow* basis. We believe that free cash flow* provides management and investors with an important measure of our ability to generate cash on a normalized basis.
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
will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

	Three months ended March 31
FREE CASH FLOW (NON-GAAP)	2026	2025
Cash from (used for) operating activities (GAAP)	$5,188	$1,161
Add: Gross additions to property, plant, and equipment and internal-use software	(397)	(186)
Free cash flow (Non-GAAP)	$4,791	$975
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 28
Cash from operating activities was $5.2 billion and $1.2 billion for the three months ended March 31, 2026 and 2025, respectively.
Cash from operating activities increased by $4.0 billion in 2026 compared to 2025, primarily driven by: an increase from contract liabilities and current deferred income of $4.5 billion, primarily due to higher down payments on orders and slot reservation agreements at Power, higher down payments and milestone collections at Electrification, and lower revenue recognition at Wind; an increase from accounts payable of $0.7 billion, driven by growth at Electrification and Power, including a higher impact related to decreases in prepayments; higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, (gains) losses on purchases and sales of business interests, and provision (benefit) for income taxes) of $0.5 billion; partially offset by a decrease from inventories of $(0.5) billion, primarily due to higher build and fewer liquidations in Wind; higher income taxes paid of $(0.4) billion; a decrease from All other operating activities of
$(0.4) billion, primarily due to an increase in non-cash unrealized gains related to our interest in China XD Electric Co., Ltd; and a decrease from current receivables of $(0.3) billion, primarily due to higher net billings and increases in supplier advances at Wind.
Cash from operating activities of $5.2 billion for the three months ended March 31, 2026 included a $5.3 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$5.6 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments at Electrification; current receivables of $0.6 billion, driven by net collections in Power and Electrification, partially offset by an increase in supplier advances in
Power; accounts payable and equipment project payables of $0.5 billion, due to purchases of materials outpacing disbursements, including a decrease in prepayments, in Electrification and Power; inventories of $(0.9) billion, primarily due to higher production and fewer liquidations at Wind, and higher volume to support fulfillment and future deliveries at Power; and current contract assets of $(0.4) billion, driven by equipment revenue recognition exceeding billings at Electrification and Power.
Cash from operating activities of $1.2 billion for the three months ended March 31, 2025 included a $1.0 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$1.1 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by revenue recognition at Wind; and current receivables of $0.9 billion, driven by collections outpacing billings in Wind and Power and a decrease in past dues; inventories of $(0.4) billion, primarily due to volume in Power and
Electrification to support fulfillment and deliveries expected in 2025; current contract assets of $(0.3) billion, driven by revenue recognition exceeding billings, primarily in Power and Wind; and accounts payable and equipment project payables of $(0.3) billion due to disbursements outpacing purchases of materials, partially offset by a decrease in prepayments.
Cash from (used for) investing activities was $(4.3) billion and $(0.1) billion for the three months ended March 31, 2026 and 2025, respectively. Cash used for investing activities increased by $4.2 billion in 2026 compared to 2025 primarily driven by: net cash paid for the acquisition of the remaining 50% stake of Prolec GE of $4.9 billion (net of cash acquired); partially offset by proceeds (net of cash transferred) from the sale of our Proficy business for $0.6 billion. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.4 billion and $0.2 billion for the three months ended March 31, 2026 and 2025, respectively.
Cash from (used for) financing activities was $0.4 billion and $(1.3) billion for the three months ended March 31, 2026 and 2025, respectively. Cash from financing activities increased by $1.7 billion in 2026 compared to 2025 primarily driven by: net cash from newly issued long-term debt of $2.6 billion; partially offset by the repayment of debt acquired in the Prolec GE transaction of $0.4 billion and higher withholding tax payments on equity stock awards of $0.2 billion, which are both included in All other financing activities; higher cash settlements for share repurchases of $0.2 billion; and higher dividends paid of $0.1 billion.
Material Cash Requirements. In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. See Notes 7 and 22 in the Notes to the consolidated financial statements for further information regarding our obligations under lease and guarantee arrangements as well as our investment commitments. See Note 13 in the Notes to the consolidated financial statements for further information regarding material cash requirements related to our pension obligations.
Debt. Total debt, excluding finance leases, was $2.6 billion and less than $0.1 billion as of March 31, 2026 and December 31, 2025, respectively, an increase of $2.5 billion, primarily due to long-term debt issued on February 4, 2026. We have a $3.0 billion Revolving Credit
Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility has not
been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024, and see Note 14 in the Notes to the
consolidated financial statements.
Credit Ratings and Conditions. Interest and fees payable by us under the Revolving Credit Facility are determined in part by our credit ratings, and our credit ratings and market conditions will influence any future debt financing and may impact our commercial activities and arrangements. Standard and Poor's Global Ratings (S&P) and Fitch Ratings (Fitch) have issued credit ratings for the Company. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Positive	Positive
Long-term	BBB	BBB+
We are disclosing our credit ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to credit. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. See Item 1A. “Risk Factors—Risks Related to our Customers and Industry
Dynamics” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of some potential consequences for our credit ratings.
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 29
If we are unable to maintain investment grade ratings, we could face significant challenges in being awarded new contracts, substantially increasing financing and hedging costs, and refinancing risks as well as substantially decreasing the availability of credit. As of March 31,
2026, we estimated an insignificant liquidity impact of a ratings downgrade below investment grade.
Parent Company Credit Support. Prior to the separation from GE, to support GE Vernova businesses in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of its subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for noncustomer related activities of GE Vernova (collectively, the GE credit support). We are working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE
Vernova. For GE credit support that remained outstanding at the separation from GE, GE Vernova is obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations and liabilities under, all such credit support. GE Vernova pays quarterly fees to GE which are determined by amounts associated with GE credit support. GE Vernova is subject to other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. In addition, while GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make and possible related costs.
As of March 31, 2026, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $7.5 billion, an over 79% reduction since the separation. We expect approximately $5 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In November 2024, the Financial Accounting Standards Board (FASB)
issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosure about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December
15, 2027, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):
Targeted improvements to the Accounting for Internal-Use Software. The ASU updates the accounting for internal-use software by eliminating the concept of development stages. Under this updated guidance, software costs are capitalized once management has authorized and committed funding to the project, and it is probable the project will be completed and the software used as intended. The
ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities. The new
standard establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The
ASU is effective for fiscal years beginning after December 15, 2028. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES. To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods.
Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. See Item 7. "Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Critical Accounting Estimates" and Note 2 in the Notes to the audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional discussion of accounting policies and critical accounting estimates.
Except as described below, there have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our audited consolidated and combined financial statements and notes thereto for the year ended December 31,
2025 in our Annual Report on Form 10-K.
Business Combinations. The results of a business acquired in a business combination are included in our consolidated financial statements as of the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates, royalty rates, and selection of comparable companies. We engage third-party valuation specialists to assist in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
2026 1Q FORM 10-Q 30
These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill. See Note 8 in the Notes to the consolidated financial statements for further information.
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
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
Three months ended March 31	2026	2025	V%	2026	2025	V%	2026	2025	V pts
Power (GAAP)	$4,971	$4,449	12%	$811	$517	57%	16.3%	11.6%	4.7pts
Less: Acquisitions	—	—		2	1
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	63	3		(3)	6
Power organic (Non-GAAP)	$4,908	$4,446	10%	$812	$511	59%	16.5%	11.5%	5.0pts

Electrification (GAAP)	$2,959	$1,840	61%	$528	$205	F	17.8%	11.1%	6.7pts
Less: Acquisitions	486	—		112	—
Less: Business dispositions	26	38		54	48
Less: Foreign currency effect	129	2		24	1
Electrification organic (Non-GAAP)	$2,318	$1,800	29%	$338	$156	F	14.6%	8.7%	5.9pts

Wind (GAAP)	$1,432	$1,850	(23)%	$(382)	$(146)	U	(26.7)%	(7.9)%	(18.8)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	47	(8)		(53)	(14)
Wind organic (Non-GAAP)	$1,385	$1,857	(25)%	$(329)	$(132)	U	(23.8)%	(7.1)%	(16.7)pts
(a) Includes intersegment sales of $32 million and $114 million for the three months ended March 31, 2026 and 2025, respectively. See
Note 24 in the Notes to the consolidated financial statements for further information.

	Three months ended March 31
ORGANIC REVENUES (NON-GAAP)	2026	2025	V%
Total revenues (GAAP)	$9,339	$8,032	16%
Less: Acquisitions	486	—
Less: Business dispositions	26	38
Less: Foreign currency effect	240	(3)
Organic revenues (Non-GAAP)	$8,587	$7,997	7%
2026 1Q FORM 10-Q 31

	Three months ended March 31
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2026	2025	V%
Total equipment revenues (GAAP)	$5,254	$4,197	25%
Less: Acquisitions	469	—
Less: Business dispositions	—	—
Less: Foreign currency effect	149	(6)
Equipment organic revenues (Non-GAAP)	$4,636	$4,203	10%

Total services revenues (GAAP)	$4,084	$3,835	6%
Less: Acquisitions	17	—
Less: Business dispositions	26	38
Less: Foreign currency effect	91	3
Services organic revenues (Non-GAAP)	$3,950	$3,794	4%
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
Adjusted EBITDA margin* and Adjusted organic EBITDA margin* should not be construed as inferring that our future results will be unaffected by the items for which the measures adjust.

	Three months ended March 31
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON-GAAP)	2026	2025	V%
Net income (loss) (GAAP)	$4,750	$264	F
Add: Restructuring and other charges	94	67
Add: (Gains) losses on purchases and sales of business interests(a)	(4,494)	(19)
Add: Separation costs(b)	23	45
Add: Non-operating benefit income	(134)	(115)
Add: Depreciation and amortization(c)	341	203
Add: Interest and other financial (income) charges – net(d)(e)	(27)	(55)
Add: Provision (benefit) for income taxes(e)	344	67
Adjusted EBITDA (Non-GAAP)	$896	$457	96%

Net income (loss) margin (GAAP)	50.9%	3.3%	47.6 pts
Adjusted EBITDA margin (Non-GAAP)	9.6%	5.7%	3.9 pts

(a) Includes a pre-tax gain of $3,992 million related to the acquisition of the remaining 50% stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value and an expense of $71 million for the impact of a fair value adjustment to Prolec GE inventory that was recorded in Cost of equipment in the three months ended March 31, 2026. Includes a pre-
tax gain of $330 million related to the sale of our Proficy business in our Electrification segment in the three months ended March 31,
2026. Also includes unrealized and realized (gains) losses related to our interest in China XD Electric Co., Ltd, recorded in Net interest and investment income (loss) which is part of Other income (expense) - net. See Note 19 for further information.
(b) Costs incurred in the separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-time costs.
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
(e) Excludes interest (income) expense of zero and zero and provision (benefit) for income taxes of $10 million and $2 million for the three months ended March 31, 2026 and 2025, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 32

	Three months ended March 31
ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2026	2025	V%
Adjusted EBITDA (Non-GAAP)	$896	$457	96%
Less: Acquisitions	115	1
Less: Business dispositions	54	48
Less: Foreign currency effect	(51)	(8)
Adjusted organic EBITDA (Non-GAAP)	$778	$416	87%

Adjusted EBITDA margin (Non-GAAP)	9.6%	5.7%	3.9 pts
Adjusted organic EBITDA margin (Non-GAAP)	9.1%	5.2%	3.9 pts
See "—Capital Resources and Liquidity” for discussion of free cash flow*.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from fluctuations of foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities. The effects of foreign currency fluctuations on earnings were less than $(0.1) billion and less than
$0.1 billion for the three months ended March 31, 2026 and 2025, respectively. See Item 7A. "Quantitative and Qualitative Disclosures
About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information about foreign exchange risk, interest rate risk, and commodity risk.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2026, the Company continued to exit from various transition service agreements with GE Aerospace primarily related to information technology systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transferred to the Company, including certain general information technology controls in connection with information technology environment changes.
On February 2, 2026, the Company completed the acquisition of the remaining 50% stake of Prolec GE. See Note 8 in the Notes to the consolidated financial statements for further information. The Company is in the process of analyzing and evaluating the internal control environment as it relates to the integration of Prolec GE, which may result in additions or changes to our internal control over financial reporting. The Company will exclude Prolec GE’s operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2026 in accordance with Securities and Exchange Commission guidance.
Such guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition.
Other than those discussed in the preceding sentences, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 33
PART II
ITEM 1. LEGAL PROCEEDINGS. See Note 22 in the Notes to the consolidated financial statements for information relating to legal matters.
ITEM 1A. RISK FACTORS. We are subject to a number of risks that could materially and adversely affect our business, results of operations, cash flows, financial condition, and/or future prospects, including those identified in Item 1A. "Risk Factors" in our Annual
Report on Form 10-K for the fiscal year ended on December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10 billion of common stock repurchases, from the prior authorization of $6 billion, which was announced on December 10, 2024. The repurchase program may be suspended or discontinued
at any time and does not have an expiration date. We repurchased 1.8 million shares for $1,295 million during the three months ended
March 31, 2026 under this authorization.
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase program (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (in millions)
January	1,117	$648.64	1,117	$5,957
February	285	811.72	285	5,725
March	397	853.10	397	5,387
Total	1,799	$719.59	1,799
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.
2026 1Q FORM 10-Q 34
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
4.1 Indenture, dated as of February 4, 2026, between GE Vernova Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2026, File No. 001-41966).

4.2 First Supplemental Indenture, dated as of February 4, 2026, between GE Vernova Inc. and The Bank of New York Mellon, as trustee
(including forms of Notes for the 4.250% Senior Notes due 2031, 4.875% Senior Notes due 2036, and 5.500% Senior Notes due 2056)
(incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2026, File No.
001-41966).

10.1 Letter Agreement with Philippe Piron (incorporated by reference to Exhibit 10.32 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, File No. 001-41966).*
10.2 Offer Letter with Eric Gray (incorporated by reference to Exhibit 10.33 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, File No. 001-41966).*
10.3 Mutual Termination Agreement with Maví Zingoni (incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2025, File No. 001-41966).*

31.1 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1 Section 1350 certification (furnished herewith).
101.1 The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in
XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income (Loss) for the three months ended March 31,
2026 and 2025, (ii) Consolidated Statement of Financial Position at March 31, 2026 and December 31, 2025, (iii) Consolidated Statement
of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statement of Comprehensive Income (Loss) for
the three months ended March 31, 2026 and 2025, (v) Consolidated Statement of Changes in Equity for the three months ended March
31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

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
2026 1Q FORM 10-Q 35
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 22, 2026	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Controller and Chief Accounting Officer Principal Accounting Officer