Form 10-Q
period 2026-06-30
GE Vernova Inc.
filed 2026-07-22
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
There were 266,333,581 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2026.
TABLE OF CONTENTS

			Page
Forward-Looking Statements			3
About GE Vernova			4
Part I			5
Item 1. Financial Statements and Supplementary Data			5
Consolidated Statement of Income (Loss)			5
Consolidated Statement of Financial Position			6
Consolidated Statement of Cash Flows			7
Consolidated Statement of Comprehensive Income (Loss)			8
Consolidated Statement of Changes in Equity			9
Note	1	Organization and Basis of Presentation	11
Note	2	Summary of Significant Accounting Policies	11
Note	3	Assets and Liabilities Held for Sale	11
Note	4	Current and Long-Term Receivables	12
Note	5	Inventories, Including Deferred Inventory Costs	12
Note	6	Property, Plant, and Equipment	12
Note	7	Leases	13
Note	8	Acquisitions, Goodwill, and Other Intangible Assets	13
Note	9	Contract and Other Deferred Assets & Contract Liabilities and Deferred Income	14
Note	10	Current and All Other Assets	15
Note	11	Equity Method Investments	15
Note	12	Accounts Payable and Equipment Project Payables	15
Note	13	Postretirement Benefit Plans	15
Note	14	Long-term Borrowings	16
Note	15	Current and All Other Liabilities	17
Note	16	Income Taxes	17
Note	17	Accumulated Other Comprehensive Income (Loss) (AOCI) and Common Stock	17
Note	18	Earnings Per Share Information	18
Note	19	Other Income (Expense) – Net	18
Note	20	Financial Instruments	18
Note	21	Variable Interest Entities (VIEs)	20
Note	22	Commitments, Guarantees, Product Warranties, and Other Loss Contingencies	20
Note	23	Restructuring Charges and Separation Costs	21
Note	24	Segment Information	22
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations			25
Item 3. Quantitative and Qualitative Disclosures About Market Risk			37
Item 4. Controls and Procedures			37

Part II			38
Item 1. Legal Proceedings			38
Item 1A. Risk Factors			38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds			38
Item 3. Defaults Upon Senior Securities			38
Item 4. Mine Safety Disclosures			38
Item 5. Other Information			38
Item 6. Exhibits			39
Signatures			40
2026 2Q FORM 10-Q 3
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
2026 2Q FORM 10-Q 4
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
2026 2Q FORM 10-Q 5
PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)
	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2026	2025	2026	2025
Sales of equipment	$6,459	$4,894	$11,713	$9,091
Sales of services	4,645	4,217	8,729	8,052
Total revenues	11,104	9,111	20,442	17,143

Cost of equipment	5,613	4,265	10,328	8,181
Cost of services	3,130	3,000	5,974	5,647
Gross profit	2,360	1,846	4,140	3,316

Selling, general, and administrative expenses	1,372	1,185	2,670	2,373
Research and development expenses	334	282	638	521
Operating income (loss)	653	378	833	421

Interest and other financial income (charges) – net	73	42	100	97
Non-operating benefit income	119	110	253	225
Other income (expense) – net (Note 19)	80	115	4,842	234
Income (loss) before income taxes	925	645	6,028	977
Provision (benefit) for income taxes (Note 16)	276	153	630	221
Net income (loss)	649	492	5,398	756
Net loss (income) attributable to noncontrolling interests	19	22	15	12
Net income (loss) attributable to GE Vernova	$668	$514	$5,413	$768

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$2.49	$1.89	$20.17	$2.80
Diluted	$2.47	$1.86	$19.96	$2.77

Weighted-average number of common shares outstanding:
Basic	268	272	268	274
Diluted	270	276	271	278
2026 2Q FORM 10-Q 6

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	June 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$13,120	$8,848
Current receivables – net (Note 4)	11,099	9,803
Inventories, including deferred inventory costs (Note 5)	12,692	10,429
Current contract assets (Note 9)	9,522	9,294
All other current assets (Note 10)	999	1,445
Assets held for sale (Note 3)	—	396
Current assets	47,433	40,216

Property, plant, and equipment – net (Note 6)	7,354	6,006
Goodwill (Note 8)	9,689	4,439
Intangible assets – net (Note 8)	4,507	727
Contract and other deferred assets (Note 9)	453	378
Equity method investments (Note 11)	1,384	1,834
Deferred income taxes (Note 16)	5,792	5,321
All other assets (Note 10)	4,188	4,095
Total assets	$80,800	$63,016

Accounts payable and equipment project payables (Note 12)	$10,104	$8,809
Contract liabilities and deferred income (Note 9)	39,944	25,774
All other current liabilities (Note 15)	5,782	6,310
Liabilities held for sale (Note 3)	—	79
Current liabilities	55,830	40,972

Long-term borrowings (Note 14)	2,794	265
Deferred income taxes (Note 16)	1,471	1,162
Non-current compensation and benefits	2,654	3,171
All other liabilities (Note 15)	4,936	5,151
Total liabilities	67,685	50,720

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 266,333,581 and 269,529,464 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	9,445	9,813
Retained earnings	11,296	6,154
Treasury common stock, 12,663,683 and 8,397,266 shares at cost as of June 30, 2026 and December 31, 2025, respectively	(7,057)	(3,385)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 17)	(1,731)	(1,407)
Total equity attributable to GE Vernova	11,957	11,178
Noncontrolling interests	1,158	1,118
Total equity	13,115	12,296
Total liabilities and equity	$80,800	$63,016
2026 2Q FORM 10-Q 7

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2026	2025
Net income (loss)	$5,398	$756
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	348	294
Amortization of intangible assets (Note 8)	411	116
(Gains) losses on purchases and sales of business interests	(4,428)	(22)
Principal pension plans – net (Note 13)	(696)	(179)
Other postretirement benefit plans – net (Note 13)	(122)	(110)
Provision (benefit) for income taxes (Note 16)	630	221
Cash recovered (paid) during the year for income taxes	(1,258)	(363)
Changes in operating working capital:
Decrease (increase) in current receivables	(843)	1,031
Decrease (increase) in inventories, including deferred inventory costs	(1,744)	(883)
Decrease (increase) in current contract assets	(358)	(647)
Increase (decrease) in accounts payable and equipment project payables	949	207
Increase (decrease) in contract liabilities and current deferred income	13,695	1,860
All other operating activities	(1,302)	(754)
Cash from (used for) operating activities	10,680	1,528

Additions to property, plant, and equipment and internal-use software	(783)	(359)
Dispositions of property, plant, and equipment	201	34
Purchases of and contributions to equity method investments	(20)	(30)
Sales of and distributions from equity method investments	78	91
Net cash paid for principal businesses purchased	(4,885)	(45)
Proceeds from principal business dispositions	594	1
All other investing activities	753	94
Cash from (used for) investing activities	(4,062)	(214)

Newly issued debt (maturities longer than 90 days)	2,567	—
Dividends paid to stockholders	(273)	(139)
Purchases of common stock for treasury	(3,671)	(1,581)
All other financing activities	(925)	(142)
Cash from (used for) financing activities	(2,301)	(1,861)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(46)	235
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	4,271	(312)
Less: Net increase (decrease) in cash classified within assets held for sale	(2)	—
Increase (decrease) in cash, cash equivalents, and restricted cash	4,273	(312)
Cash, cash equivalents, and restricted cash at beginning of year	8,848	8,205
Cash, cash equivalents, and restricted cash as of June 30	$13,120	$7,892
2026 2Q FORM 10-Q 8

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Net income (loss) attributable to GE Vernova	$668	$514	$5,413	$768
Net loss (income) attributable to noncontrolling interests	19	22	15	12
Net income (loss)	$649	$492	$5,398	$756

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	(84)	287	(155)	440
Benefit plans – net of taxes	(57)	(86)	(86)	(158)
Cash flow hedges – net of taxes	(18)	14	(81)	35
Other comprehensive income (loss)	$(159)	$215	$(323)	$318

Comprehensive income (loss)	$490	$707	$5,075	$1,074
Comprehensive loss (income) attributable to noncontrolling interests	21	22	14	8
Comprehensive income (loss) attributable to GE Vernova	$511	$729	$5,090	$1,081
2026 2Q FORM 10-Q 9

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of April 1, 2026	269	$3	$9,414	$10,762	$(4,684)	$(1,574)	$1,143	$15,065
Issuance of shares in connection with equity awards	—	—	(39)	—	—	—	—	(39)
Share-based compensation expense	—	—	70	—	—	—	—	70
Dividends declared ($0.50 per common share)	—	—	—	(134)	—	—	—	(134)
Repurchase of common stock	(2)	—	—	—	(2,373)	—	—	(2,373)
Net income (loss)	—	—	—	668	—	—	(19)	649
Currency translation adjustments – net of taxes	—	—	—	—	—	(82)	(2)	(84)
Benefit plans – net of taxes	—	—	—	—	—	(57)	—	(57)
Cash flow hedges – net of taxes	—	—	—	—	—	(18)	—	(18)
Changes attributable to noncontrolling interests	—	—	—	—	—	—	35	35
Balances as of June 30, 2026	266	$3	$9,445	$11,296	$(7,057)	$(1,731)	$1,158	$13,115

Balances as of April 1, 2025	273	$3	$9,654	$1,865	$(1,256)	$(1,660)	$1,065	$9,672
Issuance of shares in connection with equity awards	—	—	(11)	—	—	—	—	(11)
Share-based compensation expense	—	—	70	—	—	—	—	70
Dividends declared ($0.50 per common share)	—	—	—	(138)	—	—	—	(138)
Repurchase of common stock	(1)	—	—	—	(381)	—	—	(381)
Net income (loss)	—	—	—	514	—	—	(22)	492
Currency translation adjustments – net of taxes	—	—	—	—	—	286	1	287
Benefit plans – net of taxes	—	—	—	—	—	(86)	—	(86)
Cash flow hedges – net of taxes	—	—	—	—	—	14	—	14
Changes attributable to noncontrolling interests	—	—	—	—	—	—	27	27
Balances as of June 30, 2025	272	$3	$9,714	$2,241	$(1,636)	$(1,445)	$1,070	$9,947
2026 2Q FORM 10-Q 10

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2026	270	$3	$9,813	$6,154	$(3,385)	$(1,407)	$1,118	$12,296
Issuance of shares in connection with equity awards	1	—	(503)	—	—	—	—	(503)
Share-based compensation expense	—	—	135	—	—	—	—	135
Dividends declared ($1.00 per common share)	—	—	—	(271)	—	—	—	(271)
Repurchase of common stock	(4)	—	—	—	(3,672)	—	—	(3,672)
Net income (loss)	—	—	—	5,413	—	—	(15)	5,398
Currency translation adjustments – net of taxes	—	—	—	—	—	(155)	—	(155)
Benefit plans – net of taxes	—	—	—	—	—	(88)	1	(86)
Cash flow hedges – net of taxes	—	—	—	—	—	(81)	—	(81)
Changes attributable to noncontrolling interests	—	—	—	—	—	—	54	54
Balances as of June 30, 2026	266	$3	$9,445	$11,296	$(7,057)	$(1,731)	$1,158	$13,115

Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	2	—	(146)	—	—	—	—	(146)
Share-based compensation expense	—	—	126	—	—	—	—	126
Dividends declared ($0.50 per common share)	—	—	—	(138)	—	—	—	(138)
Repurchase of common stock	(5)	—	—	—	(1,593)	—	—	(1,593)
Net income (loss)	—	—	—	768	—	—	(12)	756
Currency translation adjustments – net of taxes	—	—	—	—	—	438	3	440
Benefit plans – net of taxes	—	—	—	—	—	(159)	1	(158)
Cash flow hedges – net of taxes	—	—	—	—	—	35	—	35
Changes attributable to noncontrolling interests	—	—	—	—	—	—	31	31
Balances as of June 30, 2025	272	$3	$9,714	$2,241	$(1,636)	$(1,445)	$1,070	$9,947
2026 2Q FORM 10-Q 11
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
NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE. During the first quarter of 2026, we completed the sale of the Proficy manufacturing software business (Proficy) within our Grid Automation & Software business. In connection with the disposition, we received net cash proceeds of $598 million, subject to customary working capital and other post-close adjustments. As a result, we recognized a pre-
tax gain of $330 million (after-tax gain of $210 million), recorded in Other income (expense) - net in our Consolidated Statement of Income
(Loss). See Note 19 for further information.
Additionally, during the first quarter of 2026, we completed the sale of the issued and outstanding membership interests of Linden VFT LLC, a merchant transmission facility within our Gas Power business. In connection with the disposition, we received net cash proceeds of
$138 million, subject to customary working capital and other post-close adjustments. As a result, we recognized a pre-tax gain of $1 million
(after-tax gain of $1 million), recorded in Other income (expense) - net in our Consolidated Statement of Income (Loss).
2026 2Q FORM 10-Q 12
The major components of assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Position are
summarized as follows:

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE	June 30, 2026	December 31, 2025
Property, plant, and equipment - net	$—	$137
Goodwill	—	184
Other assets	—	75
Assets held for sale	$—	$396

Other liabilities	$—	$79
Liabilities held for sale	$—	$79
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	June 30, 2026	December 31, 2025
Customer receivables	$8,796	$7,866
Non-income based tax receivables	853	662
Supplier advances and other receivables	1,885	1,717
Other receivables	$2,738	$2,379
Allowance for credit losses	(434)	(441)
Total current receivables – net	$11,099	$9,803
Activity in the allowance for credit losses related to current receivables for the six months ended June 30, 2026 and 2025 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2026	2025
Balance as of January 1	$441	$464
Net additions (releases) charged to costs and expenses	(3)	13
Write-offs, net	(5)	(15)
Foreign exchange and other	1	10
Balance as of June 30	$434	$472
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $639 million and $553 million in the six months ended June 30, 2026 and 2025, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the
Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred.

LONG-TERM RECEIVABLES	June 30, 2026	December 31, 2025
Long-term customer receivables	$200	$228
Supplier advances	796	686
Non-income based tax receivables	68	80
Other receivables	574	440
Allowance for credit losses	(197)	(197)
Total long-term receivables – net	$1,440	$1,237
NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2026	December 31, 2025
Raw materials and work in process	$7,827	$6,377
Finished goods	4,135	3,267
Deferred inventory costs(a)	730	786
Inventories, including deferred inventory costs	$12,692	$10,429
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2026	December 31, 2025
Original cost	$14,882	$13,579
Less: Accumulated depreciation and amortization	(8,357)	(8,360)
Right-of-use operating lease assets	829	788
Property, plant, and equipment – net	$7,354	$6,006
2026 2Q FORM 10-Q 13
Depreciation and amortization related to property, plant, and equipment was $182 million and $145 million in the three months ended and
$348 million and $294 million in the six months ended June 30, 2026 and 2025, respectively.
NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated
Statement of Financial Position, were $871 million and $843 million as of June 30, 2026 and December 31, 2025, respectively. Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $74 million and $63 million for the three months ended and $142 million and $116 million for the six months ended June 30, 2026 and 2025, respectively. Our finance lease liabilities, included in All other current liabilities and Long-term borrowings in our Consolidated Statement of Financial Position, were $295 million and
$278 million as of June 30, 2026 and December 31, 2025, respectively.
NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
Acquisitions. On February 2, 2026, GE Vernova completed the acquisition of the remaining 50% stake of Prolec GE, our former unconsolidated joint venture with Xignux, in exchange for cash consideration of $5,254 million. Prolec GE is an electric industry leader in
North America, with approximately 10,000 employees across seven manufacturing sites in the Americas, including five in the U.S. It produces a wide variety of transformers and transformer components for the generation, transmission, and distribution of electricity, complemented by its broad transformer services offering. The acquisition increases our ability to serve the North American transformer market. Net assets and results of operations of Prolec GE are included in our results commencing on February 2, 2026 and are reported within the Electrification segment. As a result of this acquisition, we remeasured our previously held equity interest to fair value, with the resulting pre-tax gain of $3,992 million recognized within Other income (expense) – net in our Consolidated Statement of Income (Loss)
during the first quarter of 2026 and was determined by using the implied total equity value from the transaction price, adjusted for an assumed control premium. Pro forma results of operations are not presented because the acquisition is not material to the Company’s consolidated results of operations for the three and six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the preliminary purchase consideration as well as the preliminary allocation to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition:

Cash consideration transferred	$5,254
Fair value of previously held 50% equity interest	4,402
Total preliminary purchase consideration	$9,656

Current assets	$1,654
Intangible assets	4,172
Other non-current assets	1,123
Current liabilities	(1,078)
Non-current liabilities	(1,528)
Total identifiable net assets acquired	$4,343
Goodwill	5,313
Total preliminary purchase consideration	$9,656
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
We determined the fair value of assets acquired and liabilities assumed using available market information and various valuation methods that require judgment related to estimates. The purchase accounting related to the acquisition, including the valuation of tangible and intangible assets, is preliminary and likely to change in future reporting periods. During the three months ended June 30, 2026, we recognized measurement period adjustments to the identified net assets acquired with an offsetting $160 million reduction to goodwill. We will complete our post-closing procedures and purchase price allocation as soon as practicable but no later than the first quarter of 2027.
See Notes 9, 11, and 19 for further information.
The preliminary fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date is as follows:

	Weighted-average useful lives (in years)	Total
Customer related	12	$2,860
Patents and technology	6	533
Capitalized software	3	8
Trademarks and other	2	771
Total identifiable intangible assets acquired		$4,172
The fair values of the customer related and trademarks and other intangible assets were primarily determined using the multi-period excess earnings method, and the fair values of the patents and technology intangible assets were valued using the relief-from-royalty method.
Revenue and income (loss) before income taxes of Prolec GE were $859 million and $(57) million for the three months ended June 30,
2026, respectively, and from the acquisition date through June 30, 2026 were $1,344 million and $(166) million, respectively. The income
2026 2Q FORM 10-Q 14
(loss) before income taxes includes the impact of inventory step-up amortization, intangible asset amortization, and integration costs. Acquisition-related costs totaled $4 million and $44 million for the three and six months ended June 30, 2026, respectively, and are included in Selling, general, and administrative expenses in our Consolidated Statement of Income (Loss).

GOODWILL	Power	Electrification	Wind	Total
Balance as of January 1, 2026	$512	$624	$3,302	$4,439
Acquisitions	—	5,313	—	5,313
Currency exchange and other	—	5	(67)	(62)
Balance as of June 30, 2026	$512	$5,941	$3,236	$9,689
We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the six months ended June 30, 2026, we did not identify any reporting units that were impaired.
Intangible assets. All intangible assets are subject to amortization. Intangible assets increased $3,780 million during the six months ended
June 30, 2026, primarily as a result of the acquisition of Prolec GE, partially offset by amortization. Amortization expense was $236 million and $60 million for the three months ended and $411 million and $116 million for the six months ended June 30, 2026 and 2025, respectively.
NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $304 million in the six months ended June 30, 2026 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased
$14,088 million in the six months ended June 30, 2026 primarily due to new collections received in excess of revenue recognition and as a result of the acquisition of Prolec GE. Net contractual service agreements increased primarily due to revenues recognized of $2,689 million, partially offset by billings of $2,392 million and net unfavorable changes in estimated profitability of $218 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $7,512 million and $7,074 million for the six months ended June 30, 2026 and 2025, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
June 30, 2026	Power	Electrification	Wind	Total
Contractual service agreement assets	$5,399	$—	$—	$5,399
Equipment and other service agreement assets	1,640	1,531	953	4,123
Current contract assets	$7,039	$1,531	$953	$9,522
Non-current contract and other deferred assets(a)	444	8	1	453
Total contract and other deferred assets	$7,483	$1,538	$954	$9,976

December 31, 2025	Power	Electrification	Wind	Total
Contractual service agreement assets	$5,417	$—	$—	$5,417
Equipment and other service agreement assets	1,521	1,368	988	3,877
Current contract assets	$6,938	$1,368	$988	$9,294
Non-current contract and other deferred assets(a)	368	9	1	378
Total contract and other deferred assets	$7,305	$1,376	$990	$9,672
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
June 30, 2026	Power	Electrification	Wind	Total
Contractual service agreement liabilities	$1,880	$—	$—	$1,880
Equipment and other service agreement liabilities	25,799	9,113	3,150	38,064
Contract liabilities and current deferred income	$27,679	$9,113	$3,150	$39,944
Non-current deferred income	5	11	77	93
Total contract liabilities and deferred income	$27,685	$9,124	$3,227	$40,037

December 31, 2025	Power	Electrification	Wind	Total
Contractual service agreement liabilities	$1,977	$—	$—	$1,977
Equipment and other service agreement liabilities	14,550	6,449	2,796	23,798
Contract liabilities and current deferred income	$16,527	$6,449	$2,796	$25,774
Non-current deferred income	20	13	142	175
Total contract liabilities and deferred income	$16,547	$6,462	$2,938	$25,950
2026 2Q FORM 10-Q 15
Remaining Performance Obligation (RPO). As of June 30, 2026, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations were $176,284 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows:
(1)Equipment-related RPO of $87,821 million of which 36%, 65%, and 97% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $88,463 million of which 16%, 54%, 79%, and 92% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include prepaid taxes and deferred charges, and derivative instruments (see Note 20). All other current assets decreased $446 million for the six months ended June 30, 2026 primarily due to the sale of our remaining shares in China XD Electric Co., Ltd. See Note 19 for further information. All other assets primarily include long-
term receivables (see Note 4), pension surplus, taxes receivable, and prepaid taxes and deferred charges. All other assets increased $93 million in the six months ended June 30, 2026.
NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method investment income (loss)
			Three months ended June 30		Six months ended June 30
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Power(a)	$938	$922	$24	$16	$41	$6
Electrification(b)	83	479	(2)	54	54	104
Wind	26	30	—	—	—	—
Corporate	336	403	(15)	(3)	(22)	17
Total	$1,384	$1,834	$7	$67	$72	$127
(a) Includes Aero Alliance, our joint venture with Baker Hughes Company, that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$275 million and $166 million in the three months ended and $476 million and $292 million in the six months ended June 30, 2026 and
2025, respectively. The Company owed Aero Alliance $73 million and $55 million as of June 30, 2026 and December 31, 2025, respectively. These amounts have been recorded in Accounts payable and equipment project payables on the Consolidated Statement of Financial Position.
(b) In the first quarter of 2026, we acquired the remaining 50% stake of our former equity method investment in Prolec GE from Xignux. As a result, Prolec GE is now consolidated within our financial statements. See Note 8 for further information.
NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	June 30, 2026	December 31, 2025
Trade payables	$6,632	$5,721
Supply chain finance programs	2,079	1,542
Equipment project payables	1,119	1,210
Non-income based tax payables	275	335
Accounts payable and equipment project payables	$10,104	$8,809
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,902 million and $2,281 million for the six months ended June 30, 2026 and 2025, respectively.
NOTE 13. POSTRETIREMENT BENEFIT PLANS. GE Vernova-sponsored plans are presented in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. See Note 13 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our
Consolidated Statement of Income (Loss).
2026 2Q FORM 10-Q 16

	2026			2025
Three months ended June 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$7	$1	$5	$7	$1
Interest cost	135	55	8	140	57	10
Expected return on plan assets	(170)	(80)	—	(178)	(80)	—
Amortization of net loss (gain)	(54)	6	(13)	(50)	10	(10)
Amortization of prior service cost (credit)	2	(2)	(14)	—	(2)	(14)
Curtailment/settlement loss (gain)	—	—	—	—	—	—
Non-operating benefit costs (income)	$(88)	$(22)	$(19)	$(88)	$(15)	$(13)
Net periodic expense (income)	$(82)	$(14)	$(18)	$(82)	$(8)	$(12)

	2026			2025
Six months ended June 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$12	$14	$2	$11	$14	$3
Interest cost	270	114	16	280	111	20
Expected return on plan assets	(341)	(167)	—	(356)	(155)	—
Amortization of net loss (gain)	(109)	12	(26)	(100)	19	(19)
Amortization of prior service cost (credit)	3	(4)	(28)	—	(4)	(27)
Curtailment/settlement loss (gain)	—	—	—	—	1	—
Non-operating benefit costs (income)	$(176)	$(45)	$(38)	$(175)	$(28)	$(27)
Net periodic expense (income)	$(165)	$(30)	$(36)	$(164)	$(14)	$(24)
Funding. The Employee Retirement Income Security Act (ERISA) establishes minimum funding requirements for U.S. pension plans. GE
Vernova's funding policy is to contribute amounts that satisfy these requirements, together with such additional amounts as the Company may determine to be appropriate. In June 2026, GE Vernova made a voluntary contribution of $516 million to the GE Energy Pension Plan.
The Company does not anticipate having to make any additional required contributions to this plan for the foreseeable future.
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with their participation in the plan represent the employer contributions for GE Vernova employees and were $56 million and $51 million for the three months ended and $98 million and $86 million for the six months ended June 30, 2026 and 2025, respectively.
NOTE 14. LONG-TERM BORROWINGS

	June 30, 2026	December 31, 2025
4.250% senior notes due 2031	$600	$—
4.875% senior notes due 2036	1,000	—
5.500% senior notes due 2056	1,000	—
Other long-term borrowings and finance leases	305	289
Unamortized discount and issuance costs	(56)	—
Total	$2,849	$289
Less: Current maturities of long-term borrowings and finance leases	55	24
Total long-term borrowings	$2,794	$265
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
The estimated fair value of our long-term borrowings, excluding finance leases, was $2,553 million and $11 million as of June 30, 2026 and
December 31, 2025, respectively, compared to carrying values of $2,552 million and $11 million as of June 30, 2026 and December 31,
2025, respectively. The fair value of the senior notes is classified as Level 2 within the fair value hierarchy.
Credit Facilities. As of June 30, 2026, we have $6,000 million of credit facilities consisting of (i) an unsecured revolving credit facility in an aggregate committed amount of $3,000 million and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of $3,000 million. Each of the credit facilities will mature on April 2, 2029. There were no borrowings outstanding on these facilities as of June 30, 2026. Fees related to the unused portion of the facilities were insignificant in the three and six months ended June 30, 2026, respectively. See Note 22 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
2026 2Q FORM 10-Q 17
NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 22), taxes payable, liabilities related to business disposition activities, operating lease liabilities (see Note 7), and restructuring liabilities (see Note 23). All other current liabilities decreased $528 million in the six months ended June 30, 2026 primarily due to decreases in employee compensation and benefit liabilities, and equipment projects and other commercial liabilities, partially offset by an increase in derivative instruments. All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties (see Note 22), legal liabilities (see Note 22), asset retirement obligations (see Note 22), operating lease liabilities (see Note 7), deferred income (see Note 9), equipment projects and other commercial liabilities, and indemnifications (see Note 22). All other liabilities decreased $215 million in the six months ended June 30,
2026 primarily due to decreases in uncertain and other income taxes and related liabilities, and deferred income.
NOTE 16. INCOME TAXES. Our effective tax rate was 29.8% for the three months ended June 30, 2026. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to updated estimates of the purchase price allocation on the acquisition of Prolec
GE and losses providing no tax benefit in certain jurisdictions, partially offset by an income tax benefit from stock-based compensation.
Our effective tax rate was 10.5% for the six months ended June 30, 2026. The effective tax rate was lower than the U.S. statutory rate of
21% primarily due to a nontaxable gain on the acquisition of Prolec GE and an income tax benefit from stock-based compensation, partially offset by losses providing no tax benefit in certain jurisdictions.
Our effective tax rate was 23.7% and 22.6% for the three and six months ended June 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by an income tax benefit from stock-based compensation.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of April 1, 2026	$(1,333)	$(277)	$36	$(1,574)
AOCI before reclasses – net of taxes of $10, $(3), and $(7)	(84)	(1)	(17)	(102)
Reclasses from AOCI – net of taxes of $—, $19, and $—	—	(56)	(1)	(57)
Less: AOCI attributable to noncontrolling interests	(2)	—	—	(2)
Balance as of June 30, 2026	$(1,415)	$(334)	$19	$(1,731)

Balance as of April 1, 2025	$(1,582)	$(132)	$54	$(1,660)
AOCI before reclasses – net of taxes of $(1), $3, and $—	287	(14)	5	277
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(71)	10	(61)
Less: AOCI attributable to noncontrolling interests	1	—	—	1
Balance as of June 30, 2025	$(1,296)	$(217)	$68	$(1,445)

Balance as of January 1, 2026	$(1,260)	$(247)	$100	$(1,407)
AOCI before reclasses – net of taxes of $24, $(21), and $(12)	(156)	(17)	(59)	(232)
Reclasses from AOCI – net of taxes of $—, $81, and $—	—	(69)	(22)	(91)
Less: AOCI attributable to noncontrolling interests	—	1	—	1
Balance as of June 30, 2026	$(1,415)	$(334)	$19	$(1,731)

Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $(1), $11, and $—	440	(15)	17	442
Reclasses from AOCI – net of taxes of $—, $(3), and $—	—	(143)	19	(124)
Less: AOCI attributable to noncontrolling interests	3	1	—	4
Balance as of June 30, 2025	$(1,296)	$(217)	$68	$(1,445)
Common Stock. On June 30, 2026, there were 266,333,581 shares of GE Vernova common stock outstanding. On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10 billion of common stock repurchases, from the prior authorization of $6 billion, which was announced on December 10, 2024. We repurchased 2.5 million shares and 4.3 million shares for $2,350 million and $3,645 million during the three and six months ended June 30, 2026, respectively, excluding commission fees and excise taxes. Cumulatively we have repurchased $6,963 million of common stock over the life of the program.
2026 2Q FORM 10-Q 18
NOTE 18. EARNINGS PER SHARE INFORMATION. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted earnings per share using the treasury stock method.

	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss)	$649	$492	$5,398	$756
Net loss (income) attributable to noncontrolling interests	19	22	15	12
Net income (loss) attributable to GE Vernova	$668	$514	$5,413	$768

Denominator:
Basic weighted-average shares outstanding	268	272	268	274
Dilutive effect of common stock equivalents	3	3	3	4
Diluted weighted-average shares outstanding	270	276	271	278

Basic earnings (loss) per share	$2.49	$1.89	$20.17	$2.80
Diluted earnings (loss) per share	$2.47	$1.86	$19.96	$2.77
Antidilutive securities(a)	—	1	—	1
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 19. OTHER INCOME (EXPENSE) – NET

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Equity method investment income (loss) (Note 11)	$7	$67	$72	$127
Net interest and investment income (loss)(a)	28	17	292	33
Gains (losses) on purchases and sales of business interests(b)	22	1	4,428	22
Derivative instruments (Note 20)	(2)	7	4	9
Licensing income	9	3	18	7
Other – net	14	20	28	35
Total other income (expense) – net	$80	$115	$4,842	$234
(a) Includes financial interest related to our normal business operations primarily with customers. Includes a pre-tax realized gain of
$13 million and $264 million related to the sale of our remaining shares in China XD Electric Co., Ltd in the three and six months ended
June 30, 2026, respectively. See Note 10 for further information.
(b) Includes a pre-tax gain of $3,992 million related to the acquisition of the remaining 50% stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value, a pre-tax gain of $330 million related to the sale of our Proficy business in our Electrification segment, and a pre-tax gain of $86 million related to the sale of an equity method investment at our
Financial Services business in the six months ended June 30, 2026. See Notes 3, 8, and 11 for further information.
NOTE 20. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $173 million and $229 million as of June 30, 2026 and December
31, 2025, respectively. The estimated fair value was $173 million and $225 million as of June 30, 2026 and December 31, 2025, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 13 months in duration but with maximum remaining maturities of up to 13 years as of June 30, 2026.
Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $19 million gain and a net $100 million gain as of
June 30, 2026 and December 31, 2025, respectively, of which a net $3 million gain and a net $26 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $5 million of pre-tax net gains associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $1 million and $(10) million for the three months ended and $22 million and $(19) million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the maximum length of time over which we are hedging forecasted transactions was approximately 9 years.
Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non-U.S.
dollar functional equity method investees. The total amount in AOCI related to net investment hedges was a net gain of $33 million and
$31 million as of June 30, 2026 and December 31, 2025, respectively.
2026 2Q FORM 10-Q 19
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

June 30, 2026	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges(a)	$7,593	$60	$164	$61	$73
Foreign currency exchange contracts(a)	38,061	511	131	446	154
Commodity and other contracts	570	45	28	6	7
Derivatives not accounted for as hedges	$38,631	$555	$159	$452	$161
Total gross derivatives	$46,224	$616	$323	$513	$234
Netting adjustment(b)		(337)	(156)	(334)	(156)
Net derivatives recognized in the Consolidated Statement of Financial Position		$279	$167	$179	$78

December 31, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges(a)	$6,547	$72	$147	$28	$23
Foreign currency exchange contracts(a)	38,005	382	161	316	156
Commodity and other contracts	389	52	32	1	2
Derivatives not accounted for as hedges	$38,393	$434	$193	$317	$158
Total gross derivatives	$44,940	$506	$340	$345	$181
Netting adjustment(b)		(274)	(118)	(271)	(118)
Net derivatives recognized in the Consolidated Statement of Financial Position		$233	$223	$74	$63
(a) Total gross notional amount of foreign currency exchange contracts represents the volume of derivatives activity. When foreign currency exchange contracts with the same currency pair and maturity date are netted across different counterparties, the notional amount reduces to approximately $24,607 million and $24,740 million as of June 30, 2026 and December 31, 2025, respectively.
(b) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Cash flow hedges	$(11)	$4	$(24)	$14
Net investment hedges	1	(2)	2	(3)
The tables below show the effect of our derivative financial instruments in the Consolidated Statement of Income (Loss):

Three months ended June 30, 2026	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$11,104	$8,744	$1,372	$80
Effects of cash flow hedges	$—	$—	$—	$1
Foreign currency exchange contracts	(1)	50	4	(2)
Commodity and other contracts	—	(9)	(15)	—
Effect of derivatives not designated as hedges	$(1)	$41	$(11)	$(2)
Three months ended June 30, 2025
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$9,111	$7,266	$1,185	$115
Effects of cash flow hedges	$(10)	$—	$—	$—
Foreign currency exchange contracts	2	(46)	(31)	7
Commodity and other contracts	—	2	(9)	—
Effect of derivatives not designated as hedges	$2	$(44)	$(40)	$7
2026 2Q FORM 10-Q 20

Six months ended June 30, 2026	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$20,442	$16,302	$2,670	$4,842
Effects of cash flow hedges	$13	$(9)	$—	$1
Foreign currency exchange contracts	—	109	(10)	4
Commodity and other contracts	—	(10)	(10)	—
Effect of derivatives not designated as hedges	$—	$99	$(20)	$4
Six months ended June 30, 2025
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$17,143	$13,828	$2,373	$234
Effects of cash flow hedges	$(19)	$—	$—	$—
Foreign currency exchange contracts	3	(49)	(69)	9
Commodity and other contracts	—	(6)	(4)	—
Effect of derivatives not designated as hedges	$3	$(55)	$(73)	$9
The amount excluded for cash flow hedges was a gain (loss) of $7 million and $12 million for the three months ended and $16 million and
$20 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are recognized in Sales of equipment, Sales of services, Cost of equipment, and Cost of services in our Consolidated Statement of Income (Loss).
NOTE 21. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated Statement of Financial Position, we have assets of $90 million and $128 million and liabilities of $99 million and $132 million as of June 30, 2026 and December 31, 2025, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $124 million and $85 million as of June 30, 2026 and December 31, 2025, respectively. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.
NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $133 million and no unfunded lending commitments at June 30, 2026. The commitments primarily consist of obligations to make investments or provide funding by our Financial Services business. See Note 21 for further information.
Guarantees. As of June 30, 2026, we were committed under the following guarantee arrangements:
Credit support. We have provided $772 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $8 million.
Indemnification agreements. We have $994 million of indemnification commitments, including our commercial contracts and agreements governing the sale of business assets, for which we recorded a liability of $655 million. The liability is primarily associated with cash and deposits and includes a $390 million liability at June 30, 2026 related to cash transferred to the Company from General Electric Company
(GE) as part of the separation that is restricted in connection with certain legal matters related to legacy GE operations. The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $169 million of indemnifications in connection with agreements entered into with GE related to the separation, including a tax matters agreement (TMA). The IRS is currently auditing the consolidated GE U.S. income tax returns for 2016 through 2020, during which years the GE Vernova businesses were part of the consolidated filing. In the first quarter of 2026, we were informed by GE of an update to this IRS audit. The resolution could result in additional tax obligations that may be allocated to GE
Vernova by GE, in accordance with the TMA. The resolution of this matter could be time-consuming and is not likely in the near term. If the resolution is unfavorable, then it could result in material indemnification obligations due from GE Vernova to GE, which are not reasonably estimable at this time and for which no liability has been accrued.
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,595 million and $1,573 million as of June 30, 2026 and December 31, 2025, respectively.
Legal Matters. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, litigation, investigations, and other legal, regulatory, or governmental actions. See Note 22 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
2026 2Q FORM 10-Q 21
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
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $129 million and $135 million as of
June 30, 2026 and December 31, 2025, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $547 million and $541 million as of June 30, 2026 and December 31, 2025, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated Statement of Financial Position. Of these amounts, $468 million and $459 million, respectively, were related to nuclear decommissioning obligations.
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
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 24 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Workforce reductions	$(9)	$29	$27	$70
Plant closures and associated costs and other asset write-downs	(2)	9	—	31
Acquisition/disposition net charges and other	20	5	76	10
Total restructuring and other charges	$9	$43	$103	$111

Cost of equipment and services	$(1)	$24	$11	$78
Selling, general, and administrative expenses	9	19	92	33
Total restructuring and other charges	$9	$43	$103	$111

Power	$(14)	$12	$—	$23
Electrification	20	25	82	27
Wind	1	1	7	52
Other	2	5	14	9
Total restructuring and other charges(a)	$9	$43	$103	$111
(a) Includes $24 million and $14 million for the three months ended and $95 million and $42 million for the six months ended June 30, 2026 and 2025, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits in our Consolidated Statement of Financial Position.

RESTRUCTURING LIABILITIES	2026	2025
Balance as of January 1	$279	$308
Additions	7	69
Payments	(74)	(79)
Foreign exchange and other	(3)	(21)
Balance as of June 30	$209	$277
Total restructuring and other charges incurred for the three and six months ended June 30, 2026 and 2025 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the businesses. The costs for the three and six months ended June 30, 2026 also include costs of $12 million and $68 million, respectively, related to the acquisition and integration of the remaining 50% stake of Prolec GE in our Electrification segment. On July 21, 2025, we approved a restructuring plan (the Plan)
accelerating previously announced enterprise transformation activities to reduce general and administrative costs. We have incurred
$180 million of costs in connection with the Plan primarily consisting of termination benefits associated with a reduction in the workforce, with $142 million of the costs resulting in cash expenditures. In the three and six months ended June 30, 2026, we incurred $(6) million and
$36 million, respectively, of costs related to the Plan, which is now substantially complete.
2026 2Q FORM 10-Q 22
Separation Costs. In connection with the separation from GE, the Company recognized separation costs of $38 million and $34 million for the three months ended and $61 million and $80 million for the six months ended June 30, 2026 and 2025, respectively, in our
Consolidated Statement of Income (Loss). Separation costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative expenses.
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
from acquisitions or dispositions, and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

	Three months ended June 30		Six months ended June 30
TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2026	2025	2026	2025
Gas Power	$4,427	$3,911	$8,493	$7,516
Nuclear Power	817	649	1,575	1,310
Hydro Power	233	225	382	407
Power	$5,477	$4,785	$10,449	$9,234

Power Transmission	$1,877	$759	$3,256	$1,451
Grid Systems Integration	806	579	1,497	968
Power Conversion & Storage	539	411	1,016	792
Grid Automation & Software	416	412	827	790
Electrification	$3,637	$2,162	$6,597	$4,001

Onshore Wind	$1,721	$2,020	$2,908	$3,665
Offshore Wind	305	225	551	430
Wind	$2,026	$2,245	$3,459	$4,095
Total segment revenues	$11,141	$9,191	$20,504	$17,330

SEGMENT EBITDA
Three months ended June 30, 2026	Power	Electrification	Wind	Total
Equipment revenues	$1,957	$3,109	$1,394	$6,460
Services revenues	3,509	497	631	4,637
Intersegment revenues	12	32	1	44
Segment revenues	5,477	3,637	2,026	11,141
Other revenues and elimination of intersegment revenues				(37)
Total revenues				11,104
Less:(a)
Cost of revenues(b)	3,866	2,512	2,123
Selling, general, and administrative expenses(b)	472	341	137
Research and development expenses(b)	154	112	34
Other segment items(c)	(45)	1	7
Segment EBITDA	$1,031	$671	$(275)	$1,427

Six months ended June 30, 2026	Power	Electrification	Wind	Total
Equipment revenues	$3,834	$5,597	$2,283	$11,714
Services revenues	6,593	948	1,174	8,715
Intersegment revenues	22	52	1	76
Segment revenues	10,449	6,597	3,459	20,504
Other revenues and elimination of intersegment revenues				(62)
Total revenues				20,442
Less:(a)
Cost of revenues(b)	7,504	4,539	3,772
Selling, general, and administrative expenses(b)	918	694	265
Research and development expenses(b)	286	219	70
Other segment items(c)	(100)	(56)	9
Segment EBITDA	$1,842	$1,200	$(657)	$2,384
2026 2Q FORM 10-Q 23

Three months ended June 30, 2025	Power	Electrification	Wind	Total
Equipment revenues	$1,459	$1,649	$1,786	$4,894
Services revenues	3,281	476	447	4,205
Intersegment revenues	45	36	11	92
Segment revenues	4,785	2,162	2,245	9,191
Other revenues and elimination of intersegment revenues				(80)
Total revenues				9,111
Less:(a)
Cost of revenues(b)	3,450	1,505	2,226
Selling, general, and administrative expenses(b)	462	306	141
Research and development expenses(b)	133	100	40
Other segment items(c)	(46)	(64)	3
Segment EBITDA	$785	$314	$(165)	$934

Six months ended June 30, 2025	Power	Electrification	Wind	Total
Equipment revenues	$2,881	$3,018	$3,192	$9,091
Services revenues	6,232	916	885	8,033
Intersegment revenues	121	67	18	206
Segment revenues	9,234	4,001	4,095	17,330
Other revenues and elimination of intersegment revenues				(187)
Total revenues				17,143
Less:(a)
Cost of revenues(b)	6,818	2,777	4,066
Selling, general, and administrative expenses(b)	930	636	276
Research and development expenses(b)	242	182	73
Other segment items(c)	(59)	(113)	(8)
Segment EBITDA	$1,303	$519	$(312)	$1,510
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Segment EBITDA	$1,427	$934	$2,384	$1,510
Corporate and other(a)	(177)	(164)	(239)	(283)
Restructuring and other charges	(9)	(42)	(102)	(108)
Gains (losses) on purchases and sales of business interests(b)	(48)	—	4,445	19
Separation costs(c)	(38)	(34)	(61)	(80)
Non-operating benefit income	119	110	253	225
Depreciation and amortization(d)	(418)	(202)	(760)	(406)
Interest and other financial income (charges) – net(e)	73	41	100	97
(Provision) benefit for income taxes	(279)	(151)	(623)	(218)
Net income (loss)	$649	$492	$5,398	$756
(a) Includes interest (income) expense of zero and zero and (provision) benefit for income taxes of $(3) million and $2 million for the three months ended June 30, 2026 and 2025, respectively, as well as interest (income) expense of zero and $(1) million and (provision)
benefit for income taxes of $7 million and $4 million for the six months ended June 30, 2026 and 2025, respectively, related to our
Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Includes a pre-tax gain of $3,992 million in the six months ended June 30, 2026 related to the acquisition of the remaining 50% stake in
Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value and an expense of $35 million and $106 million for the impact of a fair value adjustment to Prolec GE inventory that was recorded in Cost of equipment in the three and six months ended June 30, 2026, respectively. Includes a pre-tax gain of $330 million related to the sale of our Proficy business in our Electrification segment in the six months ended June 30, 2026. Also includes realized gains related to the sale of our remaining interest in China XD Electric Co., Ltd, recorded in Net interest and investment income (loss) which is part of Other income
(expense) - net. See Note 19 for further information.
(c) Costs incurred in the separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-
time costs.
(d) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(e) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
2026 2Q FORM 10-Q 24

ASSETS BY SEGMENT	June 30, 2026	December 31, 2025
Power	$28,505	$26,847
Electrification	21,000	9,017
Wind	12,416	11,444
Other(a)	18,880	15,709
Total assets	$80,800	$63,016
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

PROPERTY, PLANT, AND EQUIPMENT ADDITIONS	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Power	$189	$69	$357	$153
Electrification(a)	97	33	1,134	69
Wind	57	45	151	95
Other	35	20	63	35
Total	$377	$167	$1,706	$353
(a)Includes $942 million of Property, plant, and equipment acquired with Prolec GE in the six months ended June 30, 2026.

DEPRECIATION AND AMORTIZATION	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Power	$120	$115	$236	$231
Electrification	230	23	380	43
Wind	55	51	114	105
Other	14	16	30	31
Total	$418	$205	$760	$410
2026 2Q FORM 10-Q 25
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three and six months ended June 30, 2026 and 2025. The below discussion should be read alongside Item 7. "Management’s
Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated and combined financial statements and corresponding notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.
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
Prolec GE. On February 2, 2026, we completed the acquisition of the remaining 50% stake of Prolec GE, our former unconsolidated joint venture with Xignux, in exchange for cash consideration of approximately $5.3 billion. Prolec GE is an electric industry leader in North
America, with approximately 10,000 employees across seven manufacturing sites in the Americas, including five in the U.S. It produces a wide variety of transformers and transformer components for the generation, transmission, and distribution of electricity, complemented by its broad transformer services offering. Net assets and results of operations of Prolec GE are included in our results commencing on
February 2, 2026 and are reported within the Electrification segment. As a result of this acquisition, we remeasured our previously held equity interest to fair value, with the resulting pre-tax gain of $4.0 billion recognized within Other income (expense) – net in our
Consolidated Statement of Income (Loss) during the first quarter of 2026.
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
Tariffs. Throughout 2025 and 2026, the United States and other countries imposed global tariffs. These tariffs have resulted, and any future tariffs will result, in additional costs to us. The current total estimated cost impact from the global tariffs as outlined is approximately
$100 million to $200 million in 2026, after taking into consideration contractual protections and mitigating actions, including pursuing the recovery of certain tariffs. The actual impacts of tariffs may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, and scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
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
2026 2Q FORM 10-Q 26
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
RESULTS OF OPERATIONS
Summary of Results. RPO was $176.3 billion and $128.7 billion as of June 30, 2026 and 2025, respectively. For the three months ended
June 30, 2026, total revenues were $11.1 billion, an increase of $2.0 billion for the quarter. Net income (loss) was $0.6 billion, an increase of $0.2 billion in net income for the quarter, and net income (loss) margin was 5.8%. Diluted earnings (loss) per share was $2.47 for the three months ended June 30, 2026, an increase in diluted earnings per share of $0.61 for the quarter. Cash flows from (used for) operating activities were $10.7 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.
For the three months ended June 30, 2026, Adjusted EBITDA* was $1.2 billion, an increase of $0.5 billion. Free cash flow* was $9.9 billion and $1.2 billion for the six months ended June 30, 2026 and 2025, respectively.
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated financial statements for further information.

RPO	June 30, 2026	December 31, 2025	June 30, 2025
Equipment	$87,821	$64,245	$49,712
Services	88,463	85,993	78,938
Total RPO	$176,284	$150,238	$128,650
As of June 30, 2026, RPO increased $26.0 billion (17%) from December 31, 2025, primarily at Power, due to increases at Gas Power from
Heavy-Duty Gas Turbine and Aeroderivative equipment and transactional services, and increases at Nuclear Power services; and at
Electrification, due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, and demand for alternating current substation solutions at Grid Systems Integration; partially offset at Wind, due to a decrease at Offshore Wind as we continue to execute on our contracts and at Onshore Wind due to a decrease in orders primarily in North America. RPO increased $47.6 billion (37%) from June 30, 2025, primarily at Power, due to increases at Gas Power from Heavy-Duty Gas Turbine and Aeroderivative equipment and contractual services, and increases at Nuclear Power services and equipment, partially offset by Hydro Power equipment;
and at Electrification, due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, demand for alternating current substation solutions and high-voltage direct current solutions at Grid Systems Integration, and synchronous condensers at Power Conversion & Storage; partially offset at Wind, due to a decrease at Offshore Wind as we continue to execute on our contracts and at Onshore Wind due to a decrease in orders primarily in North America.

	Three months ended June 30		Six months ended June 30
REVENUES	2026	2025	2026	2025
Equipment revenues	$6,459	$4,894	$11,713	$9,091
Services revenues	4,645	4,217	8,729	8,052
Total revenues	$11,104	$9,111	$20,442	$17,143
For the three months ended June 30, 2026, total revenues increased $2.0 billion (22%). Equipment revenues increased at Electrification, primarily due to the acquisition of Prolec GE, and increased volume in switchgear and transformers at Power Transmission, and at Grid
Systems Integration due to increased volume in alternating current substation solutions and high-voltage direct current solutions; and at
Power, due to increases at Gas Power from higher Aeroderivative deliveries and favorable pricing; partially offset at Wind, primarily at
Onshore Wind due to lower deliveries, partially offset by increases at Offshore Wind due to higher deliveries and installations. Services revenues increased at Power, due to increases at Nuclear Power and Gas Power from higher volume and favorable pricing; at Wind, due to an increase at Onshore Wind from higher transactional volume; and at Electrification.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $1.1 billion (12%), organic equipment revenues* increased $0.7 billion (14%) and organic services revenues* increased $0.4 billion (10%). Organic revenues* increased at Power and Electrification, partially offset at Wind.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 27
For the six months ended June 30, 2026, total revenues increased $3.3 billion (19%). Equipment revenues increased at Electrification, primarily due to the acquisition of Prolec GE, and increased volume in switchgear and transformers at Power Transmission, and at Grid
Systems Integration due to increased volume in alternating current substation solutions and high-voltage direct current solutions; and at
Power, due to increases at Gas Power from Heavy-Duty Gas Turbine and Aeroderivative deliveries and favorable pricing; partially offset at
Wind, primarily at Onshore Wind due to lower deliveries, partially offset by increases at Offshore Wind due to higher deliveries and installations. Services revenues increased at Power, due to increases at Gas Power and Nuclear Power from higher parts volume and favorable pricing; at Wind, due to an increase at Onshore Wind from higher transactional volume; and at Electrification.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $1.7 billion (10%), organic equipment revenues* increased $1.1 billion (12%) and organic services revenues* increased $0.6 billion (7%). Organic revenues* increased at Electrification and Power, partially offset at Wind.

	Three months ended June 30		Six months ended June 30
EARNINGS (LOSS)	2026	2025	2026	2025
Operating income (loss)	$653	$378	$833	$421
Net income (loss)	649	492	5,398	756
Net income (loss) attributable to GE Vernova	668	514	5,413	768
Adjusted EBITDA*	1,250	770	2,146	1,227
Diluted earnings (loss) per share	$2.47	$1.86	$19.96	$2.77
For the three months ended June 30, 2026, operating income (loss) was $0.7 billion, a $0.3 billion increase, primarily due to: an increase in segment results at Electrification of $0.4 billion, primarily due to volume, productivity, and favorable price at Power Transmission and
Power Conversion & Storage; and at Power of $0.2 billion, primarily at Gas Power due to higher volume and favorable pricing, partially offset by the impact of inflation; partially offset by a decrease at Wind of $(0.1) billion, primarily at Onshore Wind due to lower equipment deliveries and at Offshore Wind due to higher project costs, partially offset by lower costs at Onshore Wind services; and an increase in depreciation and amortization expense across all segments of $0.2 billion.
Net income (loss) and Net income (loss) margin were $0.6 billion and 5.8%, respectively, for the three months ended June 30, 2026, an increase of $0.2 billion and 0.4%, respectively, for the quarter, primarily due to an increase in operating income (loss) of $0.3 billion, partially offset by an increase in provision for income taxes of $0.1 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $1.2 billion and 11.3%, respectively, for the three months ended June 30, 2026, an increase of $0.5 billion and 2.8%, respectively, primarily driven by increases in segment results at Electrification and Power, partially offset at Wind.
For the six months ended June 30, 2026, operating income (loss) was $0.8 billion, a $0.4 billion increase, primarily due to: an increase in segment results at Electrification of $0.7 billion, primarily due to volume, productivity, and favorable price at Power Transmission and Grid
Systems Integration; and at Power of $0.5 billion, primarily at Gas Power due to favorable pricing, higher volume, and increased productivity, partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear Power;
partially offset by a decrease at Wind of $(0.3) billion, primarily at Onshore Wind due to lower equipment deliveries and the impact of tariffs, and at Offshore Wind due to higher contract losses, partially offset by lower costs at Onshore Wind services; and an increase in depreciation and amortization expense across all segments of $0.4 billion.
Net income (loss) and Net income (loss) margin were $5.4 billion and 26.4%, respectively, for the six months ended June 30, 2026, an increase of $4.6 billion and 22.0%, respectively, for the year, primarily due to an increase in other income (expense) - net of $4.6 billion driven by a $4.0 billion pre-tax gain related to the acquisition of Prolec GE and a $0.3 billion pre-tax gain related to the sale of our Proficy manufacturing software business (Proficy), and an increase in operating income (loss) of $0.4 billion, partially offset by an increase in provision for income taxes of $0.4 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $2.1 billion and 10.5%, respectively, for the six months ended June 30, 2026, an increase of $0.9 billion and 3.3%, respectively, primarily driven by increases in segment results at Electrification and Power, partially offset at Wind.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 28
SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment EBITDA is determined based on performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to
assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude certain non-cash charges, such as depreciation and amortization, impairments and other matters, major restructuring programs, and certain gains and losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits, and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

	Three months ended June 30		Six months ended June 30
SUMMARY OF REPORTABLE SEGMENTS	2026	2025	2026	2025
Power	$5,477	$4,785	$10,449	$9,234
Electrification	3,637	2,162	6,597	4,001
Wind	2,026	2,245	3,459	4,095
Eliminations and other	(37)	(80)	(62)	(187)
Total revenues	$11,104	$9,111	$20,442	$17,143

Segment EBITDA
Power	$1,031	$785	$1,842	$1,303
Electrification	671	314	1,200	519
Wind	(275)	(165)	(657)	(312)
Corporate and other(a)	(177)	(164)	(239)	(283)
Adjusted EBITDA*(b)	$1,250	$770	$2,146	$1,227
(a) Includes our Financial Services business and other general corporate expenses, including costs required to operate as a stand-alone public company.
(b) See "—Non-GAAP Financial Measures" for additional information related to Adjusted EBITDA*. Adjusted EBITDA* includes interest and other financial income (charges) and the benefit for income taxes of Financial Services as this business is managed on an after-tax basis due to the nature of its investments.
POWER

	Three months ended June 30		Six months ended June 30
Orders in units	2026	2025	2026	2025
Gas Turbines	113	47	150	85
Heavy-Duty Gas Turbines	52	20	80	49
HA-Turbines	15	7	27	15
Aeroderivatives	61	27	70	36
Gas Turbine Gigawatts	12.1	5.1	20.1	12.2

	Three months ended June 30		Six months ended June 30
Sales in units	2026	2025	2026	2025
Gas Turbines	29	21	54	40
Heavy-Duty Gas Turbines	13	18	28	30
HA-Turbines	3	8	8	13
Aeroderivatives	16	3	26	10
Gas Turbine Gigawatts	3.3	5.2	7.5	8.2

RPO	June 30, 2026	December 31, 2025	June 30, 2025
Equipment	$39,261	$24,707	$16,133
Services	72,388	69,841	63,088
Total RPO	$111,649	$94,548	$79,221
RPO as of June 30, 2026 increased $17.1 billion (18%) from December 31, 2025, primarily at Gas Power due to increases in Heavy-Duty
Gas Turbine and Aeroderivative equipment and transactional services, and increases at Nuclear Power services. RPO increased $32.4 billion (41%) from June 30, 2025, primarily at Gas Power due to increases in Heavy-Duty Gas Turbine and Aeroderivative equipment and contractual services, and increases at Nuclear Power services and equipment, partially offset by Hydro Power equipment.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 29

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2026	2025	2026	2025
Gas Power	$4,427	$3,911	$8,493	$7,516
Nuclear Power	817	649	1,575	1,310
Hydro Power	233	225	382	407
Total segment revenues	$5,477	$4,785	$10,449	$9,234

Equipment	$1,965	$1,504	$3,851	$2,996
Services	3,512	3,280	6,598	6,238
Total segment revenues	$5,477	$4,785	$10,449	$9,234

Segment EBITDA	$1,031	$785	$1,842	$1,303
Segment EBITDA margin	18.8%	16.4%	17.6%	14.1%
For the three months ended June 30, 2026, segment revenues were up $0.7 billion (14%) and segment EBITDA was up $0.2 billion
(31%).
Segment revenues increased $0.7 billion (14%) organically*, primarily at Gas Power equipment due to higher Aeroderivative unit deliveries and favorable pricing, and increases at Nuclear Power and Gas Power services due to higher volume and favorable pricing.
Segment EBITDA increased $0.3 billion (37%) organically*, primarily at Gas Power due to higher volume and favorable pricing, partially offset by the impact of inflation.
For the six months ended June 30, 2026, segment revenues were up $1.2 billion (13%) and segment EBITDA was up $0.5 billion
(41%).
Segment revenues increased $1.1 billion (12%) organically*, primarily at Gas Power equipment due to higher Heavy-Duty Gas Turbine and
Aeroderivative deliveries and favorable pricing, and increases at Gas Power and Nuclear Power services due to higher parts volume and favorable pricing.
Segment EBITDA increased $0.6 billion (46%) organically*, primarily at Gas Power due to favorable pricing, higher volume, and increased productivity, partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear Power.
ELECTRIFICATION

RPO	June 30, 2026	December 31, 2025	June 30, 2025
Equipment	$40,589	$30,508	$23,950
Services	3,974	3,734	3,168
Total RPO	$44,563	$34,242	$27,118
RPO as of June 30, 2026 increased $10.3 billion (30%) from December 31, 2025, primarily due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, and demand for alternating current substation solutions at Grid Systems
Integration. RPO increased $17.4 billion (64%) from June 30, 2025, primarily due to the acquisition of Prolec GE and demand for switchgear and transformers at Power Transmission, demand for alternating current substation solutions and high-voltage direct current solutions at Grid Systems Integration, and synchronous condensers at Power Conversion & Storage.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2026	2025	2026	2025
Power Transmission	$1,877	$759	$3,256	$1,451
Grid Systems Integration	806	579	1,497	968
Power Conversion & Storage	539	411	1,016	792
Grid Automation & Software	416	412	827	790
Total segment revenues	$3,637	$2,162	$6,597	$4,001

Equipment	$3,130	$1,673	$5,631	$3,065
Services	507	488	966	937
Total segment revenues	$3,637	$2,162	$6,597	$4,001

Segment EBITDA	$671	$314	$1,200	$519
Segment EBITDA margin	18.4%	14.5%	18.2%	13.0%
For the three months ended June 30, 2026, segment revenues were up $1.5 billion (68%) and segment EBITDA was up $0.4 billion.
Segment revenues increased $0.6 billion (29%) organically*, primarily at Power Transmission due to increased volume in switchgear and transformers, and at Grid Systems Integration due to increased volume in alternating current substation solutions and high-voltage direct current solutions.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 30
Segment EBITDA increased $0.3 billion organically*, primarily due to volume, productivity, and favorable price at Power Transmission and
Power Conversion & Storage.
For the six months ended June 30, 2026, segment revenues were up $2.6 billion (65%) and segment EBITDA was up $0.7 billion.
Segment revenues increased $1.1 billion (29%) organically*, primarily at Power Transmission due to increased volume in switchgear and transformers, and at Grid Systems Integration due to increased volume in alternating current substation solutions and high-voltage direct current solutions.
Segment EBITDA increased $0.5 billion organically*, primarily due to volume, productivity, and favorable price at Power Transmission and
Grid Systems Integration.
WIND

	Three months ended June 30		Six months ended June 30
Onshore and Offshore Wind orders in units	2026	2025	2026	2025
Wind Turbines	147	381	293	404
Repower Units	—	205	49	205
Wind Turbine and Repower Units Gigawatts	0.6	1.6	1.2	1.8

	Three months ended June 30		Six months ended June 30
Onshore and Offshore Wind sales in units	2026	2025	2026	2025
Wind Turbines	336	351	490	627
Repower Units	27	156	27	286
Wind Turbine and Repower Units Gigawatts	1.4	1.7	2.0	3.0

RPO	June 30, 2026	December 31, 2025	June 30, 2025
Equipment	$8,197	$9,112	$9,731
Services	12,191	12,518	12,777
Total RPO	$20,388	$21,630	$22,508
RPO as of June 30, 2026 decreased $1.2 billion (6%) from December 31, 2025 and decreased $2.1 billion (9%) from June 30, 2025, primarily due to a decrease at Offshore Wind as we continue to execute on our contracts and at Onshore Wind due to a decrease in orders primarily in North America.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND EBITDA	2026	2025	2026	2025
Onshore Wind	$1,721	$2,020	$2,908	$3,665
Offshore Wind	305	225	551	430
Total segment revenues	$2,026	$2,245	$3,459	$4,095

Equipment	$1,395	$1,797	$2,284	$3,209
Services	632	448	1,175	886
Total segment revenues	$2,026	$2,245	$3,459	$4,095

Segment EBITDA	$(275)	$(165)	$(657)	$(312)
Segment EBITDA margin	(13.6)%	(7.3)%	(19.0)%	(7.6)%
For the three months ended June 30, 2026, segment revenues were down $0.2 billion (10%) and segment EBITDA was down $0.1 billion (67%).
Segment revenues decreased $0.2 billion (11%) organically*, primarily at Onshore Wind equipment due to lower deliveries, partially offset by increases at Onshore Wind services due to increased transactional volume and Offshore Wind due to higher deliveries and installations.
Segment EBITDA decreased $0.1 billion (79%) organically*, primarily at Onshore Wind due to lower equipment deliveries and at Offshore
Wind due to higher project costs, partially offset by lower costs at Onshore Wind services.
For the six months ended June 30, 2026, segment revenues were down $0.6 billion (16%) and segment EBITDA was down $0.3 billion.
Segment revenues decreased $0.7 billion (17%) organically*, primarily at Onshore Wind equipment due to lower deliveries, partially offset by increases at Onshore Wind services due to increased transactional volume and Offshore Wind due to higher deliveries and installations.
Segment EBITDA decreased $0.3 billion organically*, primarily at Onshore Wind due to lower equipment deliveries and the impact of tariffs, and at Offshore Wind due to higher contract losses, partially offset by lower costs at Onshore Wind services.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 31
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $2.4 billion and $1.8 billion for the three months ended and $4.1 billion and $3.3 billion for the six months ended June 30, 2026 and 2025, respectively. Gross margin was 21.3% and 20.3% for the three months ended and
20.3% and 19.3% for the six months ended June 30, 2026 and 2025, respectively. The increase in gross profit for the quarter was due to an increase at Electrification due to volume, productivity, and favorable price at Power Transmission and Power Conversion & Storage; and at
Power due to higher volume and favorable pricing at Gas Power, partially offset by the impact of inflation; partially offset by a decrease at
Wind primarily at Onshore Wind due to lower equipment deliveries and at Offshore Wind due to higher project costs. The increase in gross profit for the year was due to increases at Power and Electrification, partially offset by a decrease at Wind due to the reasons described above.
Selling, General, and Administrative. Selling, general, and administrative costs were $1.4 billion and $1.2 billion for the three months ended and $2.7 billion and $2.4 billion for the six months ended and comprised 12.4% and 13.0% of revenues for the three months ended and 13.1% and 13.8% of revenues for the six months ended June 30, 2026 and 2025, respectively. Selling, general, and administrative costs increased $0.2 billion for the quarter and $0.3 billion for the year, primarily due to labor inflation and incremental costs associated with the acquisition of Prolec GE, partially offset by cost reduction activities.
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
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was $0.1 billion and less than
$0.1 billion in income for the three months ended and $0.1 billion and $0.1 billion in income for the six months ended June 30, 2026 and
2025, respectively. The increase in income for the quarter and for the year was primarily due to a higher average balance of invested funds, partially offset by higher interest expense on borrowings. The primary components of net interest and other financial income (charges) are fees on cash management activities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. Our effective tax rate was 29.8% for the three months ended June 30, 2026. The effective tax rate was higher than the U.S.
statutory rate of 21% primarily due to updated estimates of the purchase price allocation on the acquisition of Prolec GE and losses providing no tax benefit in certain jurisdictions, partially offset by an income tax benefit from stock-based compensation.
Our effective tax rate was 10.5% for the six months ended June 30, 2026. The effective tax rate was lower than the U.S. statutory rate of
21% primarily due to a nontaxable gain on the acquisition of Prolec GE and an income tax benefit from stock-based compensation, partially offset by losses providing no tax benefit in certain jurisdictions.
Our effective tax rate was 23.7% and 22.6% for the three and six months ended June 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions, partially offset by an income tax benefit from stock-based compensation.
CAPITAL RESOURCES AND LIQUIDITY. As of June 30, 2026, our Cash, cash equivalents, and restricted cash was $13.1 billion,
$0.4 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility (Revolving
Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10.0 billion of common stock repurchases, from the prior authorization of $6.0 billion, which was announced on December 10, 2024. We repurchased 2.5 million shares and 4.3 million shares for $2.3 billion and $3.6 billion during the three months and six months ended June 30, 2026, respectively. Cumulatively we have repurchased $7.0 billion of common stock over the life of the program. Although we intend to fund priorities that profitably grow the Company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program. The declaration of any future dividends is at the discretion of our Board of Directors and will be based on our earnings, financial condition, cash requirements, prospects, and other factors. The amount and timing of any future share repurchases under our share repurchase program will be based on the trading price and volume of our shares of common stock and other market factors as well as our earnings, financial condition, cash requirements, prospects, alternative uses for our cash, and other factors.
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
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 32

	Six months ended June 30
FREE CASH FLOW (NON-GAAP)	2026	2025
Cash from (used for) operating activities (GAAP)	$10,680	$1,528
Add: Gross additions to property, plant, and equipment and internal-use software	(783)	(359)
Free cash flow (Non-GAAP)	$9,897	$1,169
Cash from operating activities was $10.7 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.
Cash from operating activities increased by $9.2 billion in 2026 compared to 2025, primarily driven by: an increase from contract liabilities and current deferred income of $11.8 billion, primarily due to higher down payments on orders and slot reservation agreements at Power, higher down payments at Electrification, and lower revenue recognition at Wind; higher net income (after adjusting for depreciation of
PP&E, amortization of intangible assets, (gains) losses on purchases and sales of business interests, and provision (benefit) for income taxes) of $1.0 billion; an increase from accounts payable of $0.7 billion, driven by growth at Electrification and Power, including a higher impact related to decreases in prepayments across all segments; and an increase from current contract assets of $0.3 billion driven by lower net revenue recognition at Wind; partially offset by a decrease from current receivables of $(1.9) billion, primarily due to higher net billings and increases in supplier advances across all segments; a decrease from inventories of $(0.9) billion, primarily due to higher build at Power and fewer liquidations at Wind; higher income taxes paid of $(0.9) billion; a decrease from All other operating activities of $(0.5)
billion, primarily due to an increase in realized gains related to the sale of our remaining interest in China XD Electric Co., Ltd. and a higher decrease in employee benefit liabilities; and a voluntary contribution of $(0.5) billion to the GE Energy Pension Plan in 2026 that reduced our pension liability.
Cash from operating activities of $10.7 billion for the six months ended June 30, 2026 included a $11.7 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$13.7 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments at Electrification;
accounts payable and equipment project payables of $0.9 billion, due to purchases of materials outpacing disbursements, including a decrease in prepayments at Electrification and Power, partially offset by higher disbursements at Wind; partially offset by inventories of
$(1.7) billion, due to higher volume to support fulfillment and future deliveries primarily at Power and Wind; current receivables of $(0.8)
billion, driven by net billings and an increase in supplier advances across all segments; and current contract assets of $(0.4) billion, driven by equipment revenue recognition exceeding billings at Electrification and Power.
Cash from operating activities of $1.5 billion for the six months ended June 30, 2025 included a $1.6 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $1.9 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by revenue recognition at Wind; and current receivables of $1.0 billion, driven by collections outpacing billings in Power, including a decrease in past dues, and collections outpacing billings and a decrease in supplier advances at Wind; partially offset by inventories of $(0.9) billion, primarily due to volume across all businesses to support fulfillment and deliveries expected in 2025 and
2026; and current contract assets of $(0.6) billion, driven by revenue recognition exceeding billings, primarily in Wind and Power.
Cash from (used for) investing activities was $(4.1) billion and $(0.2) billion for the six months ended June 30, 2026 and 2025, respectively. Cash used for investing activities increased by $3.8 billion in 2026 compared to 2025 primarily driven by: net cash paid for the acquisition of the remaining 50% stake of Prolec GE of $4.9 billion (net of cash acquired); and higher additions to PP&E and internal-use software of $0.4 billion; partially offset by proceeds from sales of our remaining interest in China XD Electric Co., Ltd. in 2026 of $0.7 billion, which is included in All other investing activities; proceeds (net of cash transferred) from the sale of our Proficy business of $0.6 billion; and
higher dispositions of PP&E of $0.2 billion. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $0.8 billion and $0.4 billion for the six months ended June 30, 2026 and 2025, respectively.
Cash from (used for) financing activities was $(2.3) billion and $(1.9) billion for the six months ended June 30, 2026 and 2025, respectively. Cash used for financing activities increased by $0.4 billion in 2026 compared to 2025 primarily driven by: higher cash settlements for share repurchases of $2.1 billion; the repayment of debt acquired in the Prolec GE transaction of $0.4 billion and higher withholding tax payments on equity stock awards of $0.3 billion, which are both included in All other financing activities; and higher dividends paid of $0.1 billion; partially offset by net cash from newly issued long-term debt of $2.6 billion in 2026.
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
Debt. Total debt, excluding finance leases, was $2.6 billion and less than $0.1 billion as of June 30, 2026 and December 31, 2025, respectively, an increase of $2.5 billion, primarily due to long-term debt issued on February 4, 2026. We have a $3.0 billion Revolving Credit
Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility has not
been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For more information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024, and see Note 14 in the Notes to the
consolidated financial statements.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 33
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
As of June 30, 2026, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $7.0 billion, an over 80% reduction since the separation. We expect approximately $5 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
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
2026 2Q FORM 10-Q 34
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
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
Three months ended June 30	2026	2025	V%	2026	2025	V%	2026	2025	V pts
Power (GAAP)	$5,477	$4,785	14%	$1,031	$785	31%	18.8%	16.4%	2.4pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	33	4		(9)	27
Power organic (Non-GAAP)	$5,444	$4,781	14%	$1,040	$758	37%	19.1%	15.9%	3.2pts

Electrification (GAAP)	$3,637	$2,162	68%	$671	$314	F	18.4%	14.5%	3.9pts
Less: Acquisitions	860	—		183	—
Less: Business dispositions	—	44		—	52
Less: Foreign currency effect	50	12		(34)	8
Electrification organic (Non-GAAP)	$2,727	$2,106	29%	$522	$254	F	19.1%	12.1%	7.0pts

Wind (GAAP)	$2,026	$2,245	(10)%	$(275)	$(165)	(67)%	(13.6)%	(7.3)%	(6.3)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	12	(16)		(23)	(25)
Wind organic (Non-GAAP)	$2,014	$2,261	(11)%	$(252)	$(141)	(79)%	(12.5)%	(6.2)%	(6.3)pts
(a) Includes intersegment sales of $44 million and $92 million for the three months ended June 30, 2026 and 2025, respectively. See Note
24 in the Notes to the consolidated financial statements for further information.
2026 2Q FORM 10-Q 35

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
Six months ended June 30	2026	2025	V%	2026	2025	V%	2026	2025	V pts
Power (GAAP)	$10,449	$9,234	13%	$1,842	$1,303	41%	17.6%	14.1%	3.5pts
Less: Acquisitions	—	—		2	1
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	96	7		(12)	33
Power organic (Non-GAAP)	$10,352	$9,227	12%	$1,851	$1,269	46%	17.9%	13.8%	4.1pts

Electrification (GAAP)	$6,597	$4,001	65%	$1,200	$519	F	18.2%	13.0%	5.2pts
Less: Acquisitions	1,346	—		296	—
Less: Business dispositions	26	82		54	100
Less: Foreign currency effect	179	13		(10)	9
Electrification organic (Non-GAAP)	$5,045	$3,906	29%	$860	$410	F	17.0%	10.5%	6.5pts

Wind (GAAP)	$3,459	$4,095	(16)%	$(657)	$(312)	U	(19.0)%	(7.6)%	(11.4)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	59	(24)		(77)	(39)
Wind organic (Non-GAAP)	$3,399	$4,119	(17)%	$(580)	$(273)	U	(17.1)%	(6.6)%	(10.5)pts
(a) Includes intersegment sales of $76 million and $206 million for the six months ended June 30, 2026 and 2025, respectively. See Note
24 in the Notes to the consolidated financial statements for further information.

	Three months ended June 30			Six months ended June 30
ORGANIC REVENUES (NON-GAAP)	2026	2025	V%	2026	2025	V%
Total revenues (GAAP)	$11,104	$9,111	22%	$20,442	$17,143	19%
Less: Acquisitions	860	—		1,346	—
Less: Business dispositions	—	44		26	82
Less: Foreign currency effect	95	(1)		335	(3)
Organic revenues (Non-GAAP)	$10,149	$9,068	12%	$18,735	$17,065	10%

	Three months ended June 30			Six months ended June 30
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2026	2025	V%	2026	2025	V%
Total equipment revenues (GAAP)	$6,459	$4,894	32%	$11,713	$9,091	29%
Less: Acquisitions	834	—		1,303	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	55	(6)		204	(13)
Equipment organic revenues (Non-GAAP)	$5,570	$4,900	14%	$10,206	$9,104	12%

Total services revenues (GAAP)	$4,645	$4,217	10%	$8,729	$8,052	8%
Less: Acquisitions	26	—		43	—
Less: Business dispositions	—	44		26	82
Less: Foreign currency effect	40	6		131	9
Services organic revenues (Non-GAAP)	$4,579	$4,167	10%	$8,529	$7,962	7%
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
unaffected by the items for which the measures adjust.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 36

	Three months ended June 30			Six months ended June 30
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON- GAAP)	2026	2025	V%	2026	2025	V%
Net income (loss) (GAAP)	$649	$492	32%	$5,398	$756	F
Add: Restructuring and other charges	9	42		102	108
Add: (Gains) losses on purchases and sales of business interests(a)	48	—		(4,445)	(19)
Add: Separation costs(b)	38	34		61	80
Add: Non-operating benefit income	(119)	(110)		(253)	(225)
Add: Depreciation and amortization(c)	418	202		760	406
Add: Interest and other financial (income) charges – net(d)(e)	(73)	(41)		(100)	(97)
Add: Provision (benefit) for income taxes(e)	279	151		623	218
Adjusted EBITDA (Non-GAAP)	$1,250	$770	62%	$2,146	$1,227	75%

Net income (loss) margin (GAAP)	5.8%	5.4%	0.4 pts	26.4%	4.4%	22.0 pts
Adjusted EBITDA margin (Non-GAAP)	11.3%	8.5%	2.8 pts	10.5%	7.2%	3.3 pts

(a) Includes a pre-tax gain of $3,992 million in the six months ended June 30, 2026 related to the acquisition of the remaining 50% stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value and an expense of $35 million and $106 million for the impact of a fair value adjustment to Prolec GE inventory that was recorded in Cost of equipment in the three and six months ended June 30, 2026, respectively. Includes a pre-tax gain of $330 million related to the sale of our Proficy business in our Electrification segment in the six months ended June 30, 2026. Also includes realized (gains) losses related to the sale of our remaining interest in China XD Electric Co., Ltd, recorded in Net interest and investment income (loss) which is part of Other income (expense) - net. See Note 19 for further information.
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
(e) Excludes interest (income) expense of zero and zero and provision (benefit) for income taxes of $(3) million and $2 million for the three months ended June 30, 2026 and 2025, respectively, as well as excludes interest (income) expense of zero and $1 million and provision (benefit) for income taxes of $7 million and $4 million for the six months ended June 30, 2026 and 2025, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

	Three months ended June 30			Six months ended June 30
ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2026	2025	V%	2026	2025	V%
Adjusted EBITDA (Non-GAAP)	$1,250	$770	62%	$2,146	$1,227	75%
Less: Acquisitions	183	—		298	1
Less: Business dispositions	—	52		54	100
Less: Foreign currency effect	(73)	10		(124)	2
Adjusted organic EBITDA (Non-GAAP)	$1,139	$708	61%	$1,917	$1,124	71%

Adjusted EBITDA margin (Non-GAAP)	11.3%	8.5%	2.8 pts	10.5%	7.2%	3.3 pts
Adjusted organic EBITDA margin (Non-GAAP)	11.2%	7.8%	3.4 pts	10.2%	6.6%	3.6 pts
See "—Capital Resources and Liquidity” for discussion of free cash flow*.
*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 37
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from fluctuations of foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities. The effects of foreign currency fluctuations on earnings were $(0.1) billion and less than $0.1 billion for the three months ended and $(0.1) billion and less than $0.1 billion for the six months ended June 30, 2026 and 2025, respectively. See
Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2025 for more information about foreign exchange risk, interest rate risk, and commodity risk.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. The Company continues to exit from various transition service agreements with
General Electric Company primarily related to information technology systems that impact financial reporting. Consequently, responsibility for execution of related internal controls transfers to the Company, including certain general information technology controls in connection with information technology environment changes.
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
Other than these discussed in the preceding sentences, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
2026 2Q FORM 10-Q 38
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
at any time and does not have an expiration date. We repurchased 2.5 million shares for $2,350 million during the three months ended
June 30, 2026 under this authorization.
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase program (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (in millions)
April	430	$983.22	430	$4,963
May	459	1,040.01	459	4,487
June	1,578	918.65	1,578	3,037
Total	2,467	$952.47	2,467
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.
2026 2Q FORM 10-Q 39
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
31.1 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1 Section 1350 certification (furnished herewith).
101.1 The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in
XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income (Loss) for the three and six months ended June
30, 2026 and 2025, (ii) Consolidated Statement of Financial Position at June 30, 2026 and December 31, 2025, (iii) Consolidated
Statement of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Consolidated Statement of Comprehensive Income
(Loss) for the three and six months ended June 30, 2026 and 2025, (v) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

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

2026 2Q FORM 10-Q 40
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 22, 2026	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Controller and Chief Accounting Officer Principal Accounting Officer