Form 10-Q
period 2026-09-30
GE Vernova Inc.
filed 2026-10-28
CIK 1996810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
There were 264,677,066 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2026.
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
2026 3Q FORM 10-Q 3
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
our product quality and costs; our cost management efforts; tax incentives; customer orders and commitments; project execution and timelines; our actual and planned investments, including in research and development, capital expenditures, joint ventures, and other collaborations with third parties; our ability to meet our sustainability goals and targets; levels of global infrastructure spending; government policies; our expected cash generation and management; our lean operating model; our capital allocation framework, including organic and inorganic investments, share repurchases, and dividends; our restructuring programs; disputes, litigation, arbitration, and governmental proceedings involving us; the sufficiency and expected uses of our cash, liquidity, and financing arrangements; our credit ratings; and our agreement to acquire Trench Group and the expected benefits and timing of closing.
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
Our agreement to acquire Trench Group and our expectations for the transaction and Trench Group business are based on judgments and assumptions, and are subject to risks and uncertainties that could cause actual results to differ materially, including, among others: the performance and continued expansion of the Trench Group business; demand for GE Vernova's and Trench Group 's products and services, the loss of, or reduced orders from, key customers; retention of key suppliers and employees; changes in tariffs, changes in currency exchange rates; difficulties in integrating Trench Group or realizing the expected benefits and synergies; the availability and terms of acquisition financing; transaction-related costs and litigation; delays in closing the acquisition, which could increase its cost or result in the acquisition not being completed; regulatory approvals for the acquisition not being obtained, or obtained subject to conditions or undertakings that could limit the combined business or reduce the anticipated benefits of the transaction; the outcome of required consultations with employee representatives; other closing conditions not being satisfied; and termination of the acquisition agreement.
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
2026 3Q FORM 10-Q 4
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
2026 3Q FORM 10-Q 5
PART I
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)
	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2026	2025	2026	2025
Sales of equipment	$8,340	$5,880	$20,053	$14,971
Sales of services	4,302	4,089	13,031	12,141
Total revenues	12,642	9,969	33,084	27,112

Cost of equipment	6,391	5,165	16,718	13,346
Cost of services	3,145	2,906	9,119	8,553
Gross profit	3,107	1,897	7,247	5,213

Selling, general, and administrative expenses	1,354	1,221	4,024	3,594
Research and development expenses	358	310	996	832
Operating income (loss)	1,394	366	2,227	787

Interest and other financial income (charges) – net	71	44	171	141
Non-operating benefit income	212	115	465	340
Other income (expense) – net (Note 19)	105	221	4,947	455
Income (loss) before income taxes	1,782	746	7,810	1,723
Provision (benefit) for income taxes (Note 16)	493	293	1,123	514
Net income (loss)	1,289	453	6,687	1,209
Net loss (income) attributable to noncontrolling interests	2	(1)	17	11
Net income (loss) attributable to GE Vernova	$1,291	$452	$6,704	$1,220

Earnings (loss) per share attributable to GE Vernova (Note 18):
Basic	$4.86	$1.66	$25.06	$4.47
Diluted	$4.81	$1.64	$24.81	$4.41

Weighted-average number of common shares outstanding:
Basic	266	272	267	273
Diluted	268	275	270	277
2026 3Q FORM 10-Q 6

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share and per share amounts)	September 30, 2026	December 31, 2025
Cash, cash equivalents, and restricted cash	$16,764	$8,848
Current receivables – net (Note 4)	11,587	9,803
Inventories, including deferred inventory costs (Note 5)	13,045	10,429
Current contract assets (Note 9)	9,320	9,294
All other current assets (Note 10)	964	1,445
Assets held for sale (Note 3)	—	396
Current assets	51,681	40,216

Property, plant, and equipment – net (Note 6)	7,820	6,006
Goodwill (Note 8)	9,609	4,439
Intangible assets – net (Note 8)	4,343	727
Contract and other deferred assets (Note 9)	471	378
Equity method investments (Note 11)	1,426	1,834
Deferred income taxes (Note 16)	6,519	5,321
All other assets (Note 10)	4,351	4,095
Total assets	$86,220	$63,016

Accounts payable and equipment project payables (Note 12)	$10,786	$8,809
Contract liabilities and deferred income (Note 9)	45,669	25,774
All other current liabilities (Note 15)	6,011	6,310
Liabilities held for sale (Note 3)	—	79
Current liabilities	62,467	40,972

Long-term borrowings (Note 14)	2,795	265
Deferred income taxes (Note 16)	1,469	1,162
Non-current compensation and benefits	2,161	3,171
All other liabilities (Note 15)	4,790	5,151
Total liabilities	73,682	50,720

Commitments and contingencies (Note 22)
Common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 264,677,066 and 269,529,464 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	9,500	9,813
Retained earnings	12,455	6,154
Treasury common stock, 14,381,479 and 8,397,266 shares at cost as of September 30, 2026 and December 31, 2025, respectively	(8,702)	(3,385)
Accumulated other comprehensive income (loss) – net attributable to GE Vernova (Note 17)	(1,874)	(1,407)
Total equity attributable to GE Vernova	11,382	11,178
Noncontrolling interests	1,156	1,118
Total equity	12,538	12,296
Total liabilities and equity	$86,220	$63,016
2026 3Q FORM 10-Q 7

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2026	2025
Net income (loss)	$6,687	$1,209
Adjustments to reconcile net income (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant, and equipment (Note 6)	548	446
Amortization of intangible assets (Note 8)	650	177
(Gains) losses on purchases and sales of business interests	(4,463)	(66)
Principal pension plans – net (Note 13)	(786)	(268)
Other postretirement benefit plans – net (Note 13)	(634)	(167)
Provision (benefit) for income taxes (Note 16)	1,123	514
Cash recovered (paid) during the year for income taxes	(2,681)	(489)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,667)	563
Decrease (increase) in inventories, including deferred inventory costs	(2,052)	(1,047)
Decrease (increase) in current contract assets	(345)	(656)
Increase (decrease) in accounts payable and equipment project payables	1,522	566
Increase (decrease) in contract liabilities and current deferred income	19,511	2,419
All other operating activities	(675)	(693)
Cash from (used for) operating activities	16,737	2,508

Additions to property, plant, and equipment and internal-use software	(1,430)	(606)
Dispositions of property, plant, and equipment	208	33
Purchases of and contributions to equity method investments	(39)	(57)
Sales of and distributions from equity method investments	85	248
Net cash paid for principal businesses purchased	(4,877)	(164)
Proceeds from principal business dispositions	600	60
All other investing activities	724	105
Cash from (used for) investing activities	(4,729)	(381)

Newly issued debt (maturities longer than 90 days)	2,567	—
Dividends paid to stockholders	(406)	(207)
Purchases of common stock for treasury	(5,296)	(2,241)
All other financing activities	(949)	(187)
Cash from (used for) financing activities	(4,084)	(2,635)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(9)	250
Increase (decrease) in cash, cash equivalents, and restricted cash, including cash classified within assets held for sale	7,915	(258)
Less: Net increase (decrease) in cash classified within assets held for sale	(2)	2
Increase (decrease) in cash, cash equivalents, and restricted cash	7,917	(259)
Cash, cash equivalents, and restricted cash at beginning of year	8,848	8,205
Cash, cash equivalents, and restricted cash as of September 30	$16,764	$7,945
2026 3Q FORM 10-Q 8

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net income (loss) attributable to GE Vernova	$1,291	$452	$6,704	$1,220
Net loss (income) attributable to noncontrolling interests	2	(1)	17	11
Net income (loss)	$1,289	$453	$6,687	$1,209

Other comprehensive income (loss):
Currency translation adjustments – net of taxes	1	31	(155)	471
Benefit plans – net of taxes	(93)	(50)	(180)	(209)
Cash flow hedges – net of taxes	(70)	27	(151)	62
Other comprehensive income (loss)	$(162)	$7	$(485)	$324

Comprehensive income (loss)	$1,126	$460	$6,202	$1,534
Comprehensive loss (income) attributable to noncontrolling interests	22	(1)	36	7
Comprehensive income (loss) attributable to GE Vernova	$1,148	$459	$6,238	$1,540
2026 3Q FORM 10-Q 9

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of July 1, 2026	266	$3	$9,445	$11,296	$(7,057)	$(1,731)	$1,158	$13,115
Issuance of shares in connection with equity awards	—	—	(5)	—	—	—	—	(5)
Share-based compensation expense	—	—	59	—	—	—	—	59
Dividends declared ($0.50 per common share)	—	—	—	(132)	—	—	—	(132)
Repurchase of common stock	(2)	—	—	—	(1,645)	—	—	(1,646)
Net income (loss)	—	—	—	1,291	—	—	(2)	1,289
Currency translation adjustments – net of taxes	—	—	—	—	—	15	(14)	1
Benefit plans – net of taxes	—	—	—	—	—	(88)	(5)	(93)
Cash flow hedges – net of taxes	—	—	—	—	—	(70)	—	(70)
Changes attributable to noncontrolling interests	—	—	—	—	—	—	20	20
Balances as of September 30, 2026	265	$3	$9,500	$12,455	$(8,702)	$(1,874)	$1,156	$12,538

Balances as of July 1, 2025	272	$3	$9,714	$2,241	$(1,636)	$(1,445)	$1,070	$9,947
Issuance of shares in connection with equity awards	—	—	(13)	—	—	—	—	(13)
Share-based compensation expense	—	—	54	—	—	—	—	54
Dividends declared ($0.25 per common share)	—	—	—	(68)	—	—	—	(68)
Repurchase of common stock	(1)	—	—	—	(663)	—	—	(663)
Net income (loss)	—	—	—	452	—	—	1	453
Currency translation adjustments – net of taxes	—	—	—	—	—	30	—	31
Benefit plans – net of taxes	—	—	—	—	—	(50)	—	(50)
Cash flow hedges – net of taxes	—	—	—	—	—	27	—	27
Changes attributable to noncontrolling interests	—	—	—	—	—	—	12	12
Balances as of September 30, 2025	271	$3	$9,755	$2,626	$(2,300)	$(1,438)	$1,083	$9,729
2026 3Q FORM 10-Q 10

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)
	Common stock
(In millions)	Common shares outstanding	Par value	Additional paid-in capital	Retained earnings	Treasury common stock	Accumulated other comprehensive income (loss) – net	Equity attributable to noncontrolling interests	Total equity
Balances as of January 1, 2026	270	$3	$9,813	$6,154	$(3,385)	$(1,407)	$1,118	$12,296
Issuance of shares in connection with equity awards	1	—	(507)	—	—	—	—	(507)
Share-based compensation expense	—	—	194	—	—	—	—	194
Dividends declared ($1.50 per common share)	—	—	—	(403)	—	—	—	(403)
Repurchase of common stock	(6)	—	—	—	(5,317)	—	—	(5,317)
Net income (loss)	—	—	—	6,704	—	—	(17)	6,687
Currency translation adjustments – net of taxes	—	—	—	—	—	(140)	(15)	(155)
Benefit plans – net of taxes	—	—	—	—	—	(176)	(4)	(180)
Cash flow hedges – net of taxes	—	—	—	—	—	(151)	—	(151)
Changes attributable to noncontrolling interests	—	—	—	—	—	—	74	74
Balances as of September 30, 2026	265	$3	$9,500	$12,455	$(8,702)	$(1,874)	$1,156	$12,538

Balances as of January 1, 2025	276	$3	$9,733	$1,611	$(43)	$(1,759)	$1,047	$10,593
Issuance of shares in connection with equity awards	2	—	(159)	—	—	—	—	(159)
Share-based compensation expense	—	—	180	—	—	—	—	180
Dividends declared ($0.75 per common share)	—	—	—	(205)	—	—	—	(205)
Repurchase of common stock	(6)	—	—	—	(2,257)	—	—	(2,257)
Net income (loss)	—	—	—	1,220	—	—	(11)	1,209
Currency translation adjustments – net of taxes	—	—	—	—	—	468	3	471
Benefit plans – net of taxes	—	—	—	—	—	(210)	1	(209)
Cash flow hedges – net of taxes	—	—	—	—	—	62	—	62
Changes attributable to noncontrolling interests	—	—	—	—	—	—	42	42
Balances as of September 30, 2025	271	$3	$9,755	$2,626	$(2,300)	$(1,438)	$1,083	$9,729
2026 3Q FORM 10-Q 11
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
Basis of Presentation. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and note disclosures normally included in financial statements prepared in accordance with
U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements, corresponding notes, and significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reclassified certain prior year amounts to conform to the current year’s presentation. The information presented in tables throughout the notes is presented in millions of U.S. dollars unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Percentages presented are calculated from the underlying numbers in millions. All intercompany balances and transactions within the
Company have been eliminated in the consolidated financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and Assumptions. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in the consolidated financial statements. We believe these assumptions to be reasonable under the circumstances, and although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position, and cash flows.
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
NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE. During the first quarter of 2026, we completed the sale of the Proficy manufacturing software business (Proficy) within our Grid Automation & Software business. In connection with the disposition, we received net cash proceeds of $604 million. As a result, we recognized a pre-tax gain of $366 million (after-tax gain of $237 million), recorded in
Other income (expense) - net in our Consolidated Statement of Income (Loss). See Note 19 for further information.
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
2026 3Q FORM 10-Q 12
The major components of assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Position are
summarized as follows:

ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE	September 30, 2026	December 31, 2025
Property, plant, and equipment - net	$—	$137
Goodwill	—	184
Other assets	—	75
Assets held for sale	$—	$396

Other liabilities	$—	$79
Liabilities held for sale	$—	$79
NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES – NET	September 30, 2026	December 31, 2025
Customer receivables	$9,139	$7,866
Non-income based tax receivables	817	662
Supplier advances and other receivables	1,996	1,717
Other receivables	$2,813	$2,379
Allowance for credit losses	(365)	(441)
Total current receivables – net	$11,587	$9,803
Activity in the allowance for credit losses related to current receivables for the nine months ended September 30, 2026 and 2025 consists of the following:

ALLOWANCE FOR CREDIT LOSSES	2026	2025
Balance as of January 1	$441	$464
Net additions (releases) charged to costs and expenses	(2)	(1)
Write-offs, net	(75)	(27)
Foreign exchange and other	1	6
Balance as of September 30	$365	$443
Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $1,042 million and $971 million in the nine months ended September 30, 2026 and
2025, respectively. Transactions under these arrangements are accounted for as sales, and the sold receivables are removed from the
Company's balance sheet. The Company maintains no continuing involvement with respect to the receivables being transferred.

LONG-TERM RECEIVABLES	September 30, 2026	December 31, 2025
Long-term customer receivables	$210	$228
Supplier advances	827	686
Non-income based tax receivables	92	80
Other receivables	674	440
Allowance for credit losses	(196)	(197)
Total long-term receivables – net	$1,607	$1,237
NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2026	December 31, 2025
Raw materials and work in process	$8,281	$6,377
Finished goods	3,803	3,267
Deferred inventory costs(a)	961	786
Inventories, including deferred inventory costs	$13,045	$10,429
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies in our Wind segment) and labor and overhead costs on time and material service contracts (primarily originating in our Power segment) and other costs where the criteria for revenue recognition have not yet been met.
NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2026	December 31, 2025
Original cost	$15,290	$13,579
Less: Accumulated depreciation and amortization	(8,277)	(8,360)
Right-of-use operating lease assets	807	788
Property, plant, and equipment – net	$7,820	$6,006
2026 3Q FORM 10-Q 13
Depreciation and amortization related to property, plant, and equipment was $200 million and $152 million in the three months ended and
$548 million and $446 million in the nine months ended September 30, 2026 and 2025, respectively.
NOTE 7. LEASES. Our operating lease liabilities, included in All other current liabilities and All other liabilities in our Consolidated
Statement of Financial Position, were $852 million and $843 million as of September 30, 2026 and December 31, 2025, respectively.
Expense related to our operating lease portfolio, primarily from our long-term fixed leases, was $63 million and $59 million for the three months ended and $205 million and $175 million for the nine months ended September 30, 2026 and 2025, respectively. Our finance lease liabilities, included in All other current liabilities and Long-term borrowings in our Consolidated Statement of Financial Position, were $271 million and $278 million as of September 30, 2026 and December 31, 2025, respectively.
NOTE 8. ACQUISITIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS
Acquisitions. On February 2, 2026, GE Vernova completed the acquisition of the remaining 50% stake of Prolec GE, our former unconsolidated joint venture with Xignux, in exchange for cash consideration of $5,254 million. In the third quarter of 2026, we finalized the purchase price consideration, resulting in a $42 million refund of the purchase price. Prolec GE is an electric industry leader in North
America, with approximately 10,000 employees across seven manufacturing sites in the Americas, including five in the U.S. It produces a wide variety of transformers and transformer components for the generation, transmission, and distribution of electricity, complemented by its broad transformer services offering. The acquisition increases our ability to serve the North American transformer market. Net assets and results of operations of Prolec GE are included in our results commencing on February 2, 2026 and are reported within the
Electrification segment. As a result of this acquisition, we remeasured our previously held equity interest to fair value, with the resulting pre-
tax gain of $3,992 million recognized within Other income (expense) – net in our Consolidated Statement of Income (Loss) during the first quarter of 2026 and was determined by using the implied total equity value from the transaction price, adjusted for an assumed control premium. Pro forma results of operations are not presented because the acquisition is not material to the Company’s consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the purchase consideration as well as the preliminary allocation to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition:

Cash consideration transferred	$5,212
Fair value of previously held 50% equity interest	4,402
Total purchase consideration	$9,614

Current assets	$1,706
Intangible assets	4,172
Other non-current assets	1,130
Current liabilities	(1,104)
Non-current liabilities	(1,513)
Total identifiable net assets acquired	$4,392
Goodwill	5,222
Total purchase consideration	$9,614
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
We determined the fair value of assets acquired and liabilities assumed using available market information and various valuation methods that require judgment related to estimates. The purchase accounting related to the acquisition, including the valuation of tangible and intangible assets, is preliminary and likely to change in future reporting periods. During the nine months ended September 30, 2026, we recognized measurement period adjustments to the identified net assets acquired with an offsetting $209 million reduction to goodwill. We will complete our post-closing procedures and purchase price allocation as soon as practicable but no later than the first quarter of 2027.
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
2026 3Q FORM 10-Q 14
Revenue and income (loss) before income taxes of Prolec GE were $944 million and $(5) million for the three months ended September
30, 2026, respectively, and from the acquisition date through September 30, 2026 were $2,287 million and $(171) million, respectively. The income (loss) before income taxes includes the impact of inventory step-up amortization, intangible asset amortization, and integration costs. Acquisition-related costs totaled zero and $44 million for the three and nine months ended September 30, 2026, respectively, and are included in Selling, general, and administrative expenses in our Consolidated Statement of Income (Loss).

GOODWILL	Power	Electrification	Wind	Other	Total
Balance as of January 1, 2026	$512	$624	$3,302	$—	$4,439
Acquisitions	—	5,243	—	3	5,245
Currency exchange and other	—	(21)	(54)	—	(75)
Balance as of September 30, 2026	$512	$5,846	$3,248	$3	$9,609
We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the nine months ended September 30, 2026, we did not identify any reporting units that were impaired.
Intangible assets. All intangible assets are subject to amortization. Intangible assets increased $3,616 million during the nine months ended September 30, 2026, primarily as a result of the acquisition of Prolec GE, partially offset by amortization. Amortization expense was
$239 million and $61 million for the three months ended and $650 million and $177 million for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & CONTRACT LIABILITIES AND DEFERRED INCOME
Contract assets reflect revenue recognized on contracts in excess of billings based on contractual terms. Contract liabilities primarily represent cash received from customers under ordinary commercial payment terms in advance of delivery of equipment orders or servicing of customers’ installed base.
Contract and other deferred assets increased $120 million in the nine months ended September 30, 2026 primarily due to the timing of revenue recognition ahead of billing milestones on equipment and other service agreements. Contract liabilities and deferred income increased $19,797 million in the nine months ended September 30, 2026 primarily due to new collections received in excess of revenue recognition and as a result of the acquisition of Prolec GE. Net contractual service agreements decreased primarily due to billings of $3,711 million and net unfavorable changes in estimated profitability of $293 million, partially offset by revenues recognized of $3,906 million.
Revenue recognized related to the contract liabilities balance at the beginning of the year was approximately $10,688 million and $9,754 million for the nine months ended September 30, 2026 and 2025, respectively.

CONTRACT AND OTHER DEFERRED ASSETS
September 30, 2026	Power	Electrification	Wind	Total
Contractual service agreement assets	$5,332	$—	$—	$5,332
Equipment and other service agreement assets	1,650	1,711	627	3,988
Current contract assets	$6,983	$1,711	$627	$9,320
Non-current contract and other deferred assets(a)	463	8	—	471
Total contract and other deferred assets	$7,445	$1,719	$627	$9,791

December 31, 2025	Power	Electrification	Wind	Total
Contractual service agreement assets	$5,417	$—	$—	$5,417
Equipment and other service agreement assets	1,521	1,368	988	3,877
Current contract assets	$6,938	$1,368	$988	$9,294
Non-current contract and other deferred assets(a)	368	9	1	378
Total contract and other deferred assets	$7,305	$1,376	$990	$9,672
(a) Primarily represents amounts due from customers at Gas Power for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under contractual service agreements.

CONTRACT LIABILITIES AND DEFERRED INCOME
September 30, 2026	Power	Electrification	Wind	Total
Contractual service agreement liabilities	$1,990	$—	$—	$1,990
Equipment and other service agreement liabilities	31,173	9,976	2,529	43,680
Contract liabilities and current deferred income	$33,163	$9,976	$2,529	$45,669
Non-current deferred income	5	10	62	77
Total contract liabilities and deferred income	$33,167	$9,986	$2,591	$45,747
2026 3Q FORM 10-Q 15

December 31, 2025	Power	Electrification	Wind	Total
Contractual service agreement liabilities	$1,977	$—	$—	$1,977
Equipment and other service agreement liabilities	14,550	6,449	2,796	23,798
Contract liabilities and current deferred income	$16,527	$6,449	$2,796	$25,774
Non-current deferred income	20	13	142	175
Total contract liabilities and deferred income	$16,547	$6,462	$2,938	$25,950
Remaining Performance Obligation (RPO). As of September 30, 2026, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $196,721 million. We expect to recognize revenue as we satisfy our RPO as follows:
(1)Equipment-related RPO of $104,054 million of which 33%, 60%, and 97% is expected to be recognized within 1, 2, and 5 years, respectively, and the remaining thereafter.
(2)Services-related RPO of $92,667 million of which 16%, 54%, 78%, and 91% is expected to be recognized within 1, 5, 10, and 15 years, respectively, and the remaining thereafter.
Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related RPO.
NOTE 10. CURRENT AND ALL OTHER ASSETS. All other current assets primarily include prepaid taxes and deferred charges, and derivative instruments (see Note 20). All other current assets decreased $481 million for the nine months ended September 30, 2026 primarily due to the sale of our remaining shares in China XD Electric Co., Ltd. See Note 19 for further information. All other assets primarily include long-term receivables (see Note 4), pension surplus, taxes receivable, and prepaid taxes and deferred charges. All other assets increased $256 million in the nine months ended September 30, 2026 primarily due to increases in long-term receivables and pension surplus, partially offset by a decrease in taxes receivable.
NOTE 11. EQUITY METHOD INVESTMENTS

	Equity method investment balance		Equity method investment income (loss)
			Three months ended September 30		Nine months ended September 30
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Power(a)	$953	$922	$18	$19	$59	$25
Electrification(b)	86	479	1	57	55	161
Wind	21	30	—	—	—	—
Corporate	366	403	11	2	(11)	19
Total	$1,426	$1,834	$31	$78	$103	$205
(a) Includes Aero Alliance, our joint venture with Baker Hughes Company, that supports our customers through the fulfillment of aeroderivative engines, spare parts, repairs, and maintenance services. Purchases of parts and services from the joint venture were
$208 million and $206 million in the three months ended and $685 million and $498 million in the nine months ended September 30,
2026 and 2025, respectively. The Company owed Aero Alliance $70 million and $55 million as of September 30, 2026 and December
31, 2025, respectively. These amounts have been recorded in Accounts payable and equipment project payables on the Consolidated
Statement of Financial Position.
(b) In the first quarter of 2026, we acquired the remaining 50% stake of our former equity method investment in Prolec GE from Xignux. As a result, Prolec GE is now consolidated within our financial statements. See Note 8 for further information.
NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	September 30, 2026	December 31, 2025
Trade payables	$7,110	$5,721
Supply chain finance programs	2,111	1,542
Equipment project payables	1,270	1,210
Non-income based tax payables	295	335
Accounts payable and equipment project payables	$10,786	$8,809
We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE
Vernova receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $3,166 million for both the nine months ended September 30, 2026 and 2025.
NOTE 13. POSTRETIREMENT BENEFIT PLANS. GE Vernova-sponsored plans are presented in three categories: principal pension plans, other pension plans, and principal retiree benefit plans. See Note 13 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information.
The components of benefit plans cost (income) other than the service cost are included in the caption Non-operating benefit income in our
Consolidated Statement of Income (Loss).
2026 3Q FORM 10-Q 16

	2026			2025
Three months ended September 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$6	$7	$1	$6	$7	$1
Interest cost	135	61	8	140	58	10
Expected return on plan assets	(170)	(89)	—	(178)	(82)	—
Amortization of net loss (gain)	(54)	7	(13)	(50)	10	(10)
Amortization of prior service cost (credit)	2	(2)	(14)	—	(2)	(14)
Curtailment/settlement loss (gain)	—	—	(84)	—	—	(1)
Non-operating benefit costs (income)	$(88)	$(24)	$(103)	$(88)	$(16)	$(14)
Net periodic expense (income)	$(82)	$(17)	$(102)	$(82)	$(8)	$(13)

	2026			2025
Nine months ended September 30	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Service cost – operating	$18	$21	$2	$17	$21	$4
Interest cost	405	175	24	420	169	29
Expected return on plan assets	(511)	(256)	—	(535)	(237)	—
Amortization of net loss (gain)	(163)	19	(39)	(149)	30	(29)
Amortization of prior service cost (credit)	5	(6)	(42)	—	(6)	(41)
Curtailment/settlement loss (gain)	—	—	(84)	—	1	(1)
Non-operating benefit costs (income)	$(265)	$(68)	$(140)	$(263)	$(44)	$(41)
Net periodic expense (income)	$(247)	$(47)	$(138)	$(246)	$(22)	$(37)
Principal Retiree Benefit. During the third quarter of 2026, the Company entered into agreements to transfer a portion of its principal retiree benefit obligations to a third-party insurance carrier who will assume full legal and administrative responsibility for future benefit obligations. The Company expects to pay a total of approximately $375 million within the next twelve months, of which $353 million was paid during the three months ended September 30, 2026.
As a result of these transactions, the Company will accelerate the recognition of net actuarial gains/(losses) and prior service credits of approximately $293 million, recorded in Accumulated other comprehensive income (AOCI) in our Consolidated Statement of Financial
Position that will be recognized as settlement gains recorded in Non-operating benefit income in our Consolidated Statement of Income
(Loss) within the next twelve months, of which we recognized a settlement gain of $84 million in the three months ended September 30,
2026, with the majority of the remainder to be recognized upon completion of the transfer. See Note 17 for further information.
Principal Pension Funding. The Employee Retirement Income Security Act (ERISA) establishes minimum funding requirements for U.S.
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
Defined Contribution Plan. GE Vernova sponsors a defined contribution plan for its eligible U.S. employees. Expenses associated with their participation in the plan represent the employer contributions for GE Vernova employees and were $41 million and $33 million for the three months ended and $139 million and $119 million for the nine months ended September 30, 2026 and 2025, respectively.
NOTE 14. LONG-TERM BORROWINGS

	September 30, 2026	December 31, 2025
4.250% senior notes due 2031	$600	$—
4.875% senior notes due 2036	1,000	—
5.500% senior notes due 2056	1,000	—
Other long-term borrowings and finance leases	281	289
Unamortized discount and issuance costs	(55)	—
Total	$2,826	$289
Less: Current maturities of long-term borrowings and finance leases	31	24
Total long-term borrowings	$2,795	$265
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
2026 3Q FORM 10-Q 17
The estimated fair value of our long-term borrowings, excluding finance leases, was $2,381 million and $11 million as of September 30,
2026 and December 31, 2025, respectively, compared to carrying values of $2,553 million and $11 million as of September 30, 2026 and
December 31, 2025, respectively. The fair value of the senior notes is classified as Level 2 within the fair value hierarchy.
Credit Facilities. As of September 30, 2026, we have $6,000 million of credit facilities consisting of (i) an unsecured revolving credit facility in an aggregate committed amount of $3,000 million and (ii) a standby letter of credit and bank guarantee facility in an aggregate committed amount of $3,000 million. Each of the credit facilities will mature on April 2, 2029. There were no borrowings outstanding on these facilities as of September 30, 2026. Fees related to the unused portion of the facilities were insignificant in both the three and nine months ended
September 30, 2026. See Note 22 in the Notes to our audited consolidated and combined financial statements in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2025 for further information.
NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities primarily include liabilities related to employee compensation and benefits, equipment projects and other commercial liabilities, product warranties (see Note 22), taxes payable, liabilities related to business disposition activities, operating lease liabilities (see Note 7), and restructuring liabilities (see Note 23). All other current liabilities decreased $298 million in the nine months ended September 30, 2026 primarily due to decreases in equipment projects and other commercial liabilities and restructuring liabilities, partially offset by increases in derivative instruments and taxes payable. All other liabilities primarily include liabilities related to uncertain and other income taxes, product warranties (see Note 22), legal liabilities (see Note 22), asset retirement obligations (see Note 22), operating lease liabilities (see Note 7), deferred income (see Note 9), equipment projects and other commercial liabilities, and indemnifications (see Note 22). All other liabilities decreased $362 million in the nine months ended
September 30, 2026 primarily due to decreases in uncertain and other income taxes and related liabilities, and deferred income.
NOTE 16. INCOME TAXES. Our effective tax rate was 27.7% for the three months ended September 30, 2026. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions and U.S. tax effects of income earned in foreign jurisdictions, partially offset by an income tax benefit from tax law changes.
Our effective tax rate was 14.4% for the nine months ended September 30, 2026. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a nontaxable gain on the acquisition of Prolec GE, income tax benefits from stock-based compensation and tax law changes, partially offset by losses providing no tax benefit in certain jurisdictions and U.S. tax effects of income earned in foreign jurisdictions.
Our effective tax rate was 39.2% and 29.8% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions and the finalization of the Company's pre-separation from GE tax attributes that increased the Company's current provision for income taxes, partially offset by an income tax benefit from stock-based compensation.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) AND COMMON STOCK

	Currency translation adjustment	Benefit plans	Cash flow hedges	Total AOCI
Balance as of July 1, 2026	$(1,415)	$(334)	$19	$(1,731)
AOCI before reclasses – net of taxes of $(21), $—, and $8	1	62	(56)	6
Reclasses from AOCI – net of taxes of $—, $4, and $—	—	(155)	(13)	(169)
Less: AOCI attributable to noncontrolling interests	(14)	(5)	—	(19)
Balance as of September 30, 2026	$(1,400)	$(422)	$(51)	$(1,874)

Balance as of July 1, 2025	$(1,296)	$(217)	$68	$(1,445)
AOCI before reclasses – net of taxes of $5, $(3), and $—	31	21	23	75
Reclasses from AOCI – net of taxes of $—, $(1), and $—	—	(72)	4	(68)
Less: AOCI attributable to noncontrolling interests	—	—	—	—
Balance as of September 30, 2025	$(1,266)	$(268)	$95	$(1,438)

Balance as of January 1, 2026	$(1,260)	$(247)	$100	$(1,407)
AOCI before reclasses – net of taxes of $3, $(21), and $(4)	(155)	45	(115)	(225)
Reclasses from AOCI – net of taxes of $—, $85, and $—	—	(224)	(36)	(260)
Less: AOCI attributable to noncontrolling interests	(15)	(4)	—	(19)
Balance as of September 30, 2026	$(1,400)	$(422)	$(51)	$(1,874)

Balance as of January 1, 2025	$(1,734)	$(58)	$33	$(1,759)
AOCI before reclasses – net of taxes of $3, $9, and $—	471	6	39	516
Reclasses from AOCI – net of taxes of $—, $(3), and $—	—	(214)	22	(192)
Less: AOCI attributable to noncontrolling interests	3	1	—	4
Balance as of September 30, 2025	$(1,266)	$(268)	$95	$(1,438)
Common Stock. On September 30, 2026, there were 264,677,066 shares of GE Vernova common stock outstanding. We repurchased 1.7 million shares and 6.0 million shares for $1,630 million and $5,274 million during the three and nine months ended September 30, 2026, respectively, excluding commission fees and excise taxes. On October 28, 2026, we announced that our Board of Directors increased our share repurchase authorization to $20 billion of common stock. Cumulatively, as of September 30, 2026, we have repurchased $8,593 million of common stock over the life of the program.
2026 3Q FORM 10-Q 18
NOTE 18. EARNINGS PER SHARE INFORMATION. The dilutive effect of outstanding stock options, restricted stock units, and performance share units is reflected in the denominator for diluted earnings per share using the treasury stock method.

	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,289	$453	$6,687	$1,209
Net loss (income) attributable to noncontrolling interests	2	(1)	17	11
Net income (loss) attributable to GE Vernova	$1,291	$452	$6,704	$1,220

Denominator:
Basic weighted-average shares outstanding	266	272	267	273
Dilutive effect of common stock equivalents	3	3	3	4
Diluted weighted-average shares outstanding	268	275	270	277

Basic earnings (loss) per share	$4.86	$1.66	$25.06	$4.47
Diluted earnings (loss) per share	$4.81	$1.64	$24.81	$4.41
Antidilutive securities(a)	—	1	—	1
(a) Diluted earnings (loss) per share excludes certain shares issuable under share-based compensation plans because the effect would have been antidilutive.
NOTE 19. OTHER INCOME (EXPENSE) – NET

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Equity method investment income (loss) (Note 11)	$31	$78	$103	$205
Net interest and investment income (loss)(a)	7	91	299	125
Gains (losses) on purchases and sales of business interests(b)	35	44	4,463	66
Derivative instruments (Note 20)	21	(17)	25	(8)
Licensing income	4	11	23	18
Other – net	6	14	34	50
Total other income (expense) – net	$105	$221	$4,947	$455
(a) Includes financial interest related to our normal business operations primarily with customers. Includes a pre-tax realized gain of
$264 million related to the sale of our remaining shares in China XD Electric Co., Ltd in the nine months ended September 30, 2026.
Also includes a pre-tax unrealized gain of $73 million related to our former interest in China XD Electric Co., Ltd in the three and nine months ended September 30, 2025. See Note 10 for further information.
(b) Includes a pre-tax gain of $3,992 million related to the acquisition of the remaining 50% stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value, a pre-tax gain of $366 million related to the sale of our Proficy business in our Electrification segment, and a pre-tax gain of $86 million related to the sale of an equity method investment at our
Financial Services business in the nine months ended September 30, 2026. See Notes 3, 8, and 11 for further information.
NOTE 20. FINANCIAL INSTRUMENTS
Loans and Other Receivables. The Company’s financial assets not carried at fair value primarily consist of loan receivables and noncurrent customer and other receivables. The net carrying amount was $204 million and $229 million as of September 30, 2026 and
December 31, 2025, respectively. The estimated fair value was $204 million and $225 million as of September 30, 2026 and December 31,
2025, respectively. All of these assets are considered to be Level 3.
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
These contracts are generally one to 9 months in duration but with maximum remaining maturities of up to 9 years as of September 30,
2026.
Cash Flow Hedges. The total amount in AOCI related to cash flow hedges was a net $51 million loss and a net $100 million gain as of
September 30, 2026 and December 31, 2025, respectively, of which a net $7 million gain and a net $26 million gain, respectively, related to our share of AOCI recognized at our non-consolidated joint ventures. We expect to reclassify $21 million of pre-tax net losses associated with designated cash flow hedges to earnings in the next 12 months, contemporaneously with the earnings effects of the related forecasted transactions. The Company reclassified net gains (losses) from AOCI into earnings of $13 million and $(4) million for the three months ended and $36 million and $(22) million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the maximum length of time over which we are hedging forecasted transactions was approximately 9 years.
2026 3Q FORM 10-Q 19
Net Investment Hedges. We enter into foreign exchange forwards designated as the hedging instruments in net investment hedging relationships in order to mitigate the foreign currency risk attributable to the translation of the Company’s net investment in certain non-U.S.
dollar functional equity method investees. The total amount in AOCI related to net investment hedges was a net gain of $31 million as of
September 30, 2026 and December 31, 2025.
The following table presents the gross fair values of our outstanding derivative instruments as of the dates indicated:
GROSS FAIR VALUE OF OUTSTANDING DERIVATIVE INSTRUMENTS

September 30, 2026	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges(a)	$8,605	$42	$134	$86	$67
Foreign currency exchange contracts(a)	33,328	336	79	345	114
Commodity and other contracts	545	51	33	6	8
Derivatives not accounted for as hedges	$33,873	$387	$112	$351	$122
Total gross derivatives	$42,478	$429	$245	$437	$189
Netting adjustment(b)		(257)	(117)	(255)	(117)
Net derivatives recognized in the Consolidated Statement of Financial Position		$172	$128	$182	$72

December 31, 2025	Gross Notional	All other current assets	All other assets	All other current liabilities	All other liabilities
Foreign currency exchange contracts accounted for as hedges(a)	$6,547	$72	$147	$28	$23
Foreign currency exchange contracts(a)	38,005	382	161	316	156
Commodity and other contracts	389	52	32	1	2
Derivatives not accounted for as hedges	$38,393	$434	$193	$317	$158
Total gross derivatives	$44,940	$506	$340	$345	$181
Netting adjustment(b)		(274)	(118)	(271)	(118)
Net derivatives recognized in the Consolidated Statement of Financial Position		$233	$223	$74	$63
(a) Total gross notional amount of foreign currency exchange contracts represents the volume of derivatives activity. When foreign currency exchange contracts with the same currency pair and maturity date are netted across different counterparties, the notional amount reduces to approximately $22,047 million and $24,740 million as of September 30, 2026 and December 31, 2025, respectively.
(b) The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
PRE-TAX GAINS (LOSSES) RECOGNIZED IN AOCI RELATED TO CASH FLOW AND NET INVESTMENT HEDGES

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Cash flow hedges	$(68)	$2	$(92)	$16
Net investment hedges	(1)	1	1	(2)
The tables below show the effect of our derivative financial instruments in the Consolidated Statement of Income (Loss):

Three months ended September 30, 2026	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$12,642	$9,536	$1,354	$105
Effects of cash flow hedges	$17	$4	$—	$—
Foreign currency exchange contracts	—	27	(7)	21
Commodity and other contracts	—	(25)	(2)	—
Effect of derivatives not designated as hedges	$—	$2	$(10)	$21
Three months ended September 30, 2025
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$9,969	$8,071	$1,221	$221
Effects of cash flow hedges	$15	$18	$—	$—
Foreign currency exchange contracts	3	(1)	4	(17)
Commodity and other contracts	—	(5)	(9)	—
Effect of derivatives not designated as hedges	$3	$(6)	$(5)	$(17)
2026 3Q FORM 10-Q 20

Nine months ended September 30, 2026	Sales of equipment and services	Cost of equipment and services	Selling, general, and administrative expenses	Other income (expense) – net
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$33,084	$25,837	$4,024	$4,947
Effects of cash flow hedges	$30	$(5)	$—	$1
Foreign currency exchange contracts	—	136	(17)	25
Commodity and other contracts	—	(35)	(12)	—
Effect of derivatives not designated as hedges	$—	$101	$(30)	$25
Nine months ended September 30, 2025
Total amount of income and expense in the Consolidated Statement of Income (Loss)	$27,112	$21,899	$3,594	$455
Effects of cash flow hedges	$(4)	$18	$—	$—
Foreign currency exchange contracts	6	(50)	(65)	(8)
Commodity and other contracts	—	(11)	(13)	—
Effect of derivatives not designated as hedges	$6	$(60)	$(78)	$(8)
The amount excluded for cash flow hedges was a gain (loss) of $5 million and $10 million for the three months ended and $21 million and
$30 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recognized in Sales of equipment,
Sales of services, Cost of equipment, and Cost of services in our Consolidated Statement of Income (Loss).
NOTE 21. VARIABLE INTEREST ENTITIES (VIEs). In our Consolidated Statement of Financial Position, we have assets of $83 million and $128 million and liabilities of $101 million and $132 million as of September 30, 2026 and December 31, 2025, respectively, from consolidated VIEs. These entities were created to manage our insurance exposure through an insurance captive and to help our customers facilitate or finance the purchase of GE Vernova equipment and services, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $138 million and $85 million as of September 30, 2026 and December 31, 2025, respectively.
Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.
NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES, AND OTHER LOSS CONTINGENCIES
Commitments. We had total investment commitments of $130 million and no unfunded lending commitments at September 30, 2026. The commitments primarily consist of obligations to make investments or provide funding by our Financial Services business. See Note 21 for further information.
Guarantees. As of September 30, 2026, we were committed under the following guarantee arrangements:
Credit support. We have provided $731 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $8 million.
Indemnification agreements. We have $1,008 million of indemnification commitments, including our commercial contracts and agreements governing the sale of business assets, for which we recorded a liability of $671 million. The liability is primarily associated with cash and deposits and includes a $404 million liability at September 30, 2026 related to cash transferred to the Company from General
Electric Company (GE) as part of the separation that is restricted in connection with certain legal matters related to legacy GE operations.
The liability reflects the use of these funds to settle any associated obligations and the return of any remaining cash to GE in a future reporting period once resolved. In addition, the liability includes $170 million of indemnifications in connection with agreements entered into with GE related to the separation, including a tax matters agreement (TMA). The IRS is currently auditing the consolidated GE U.S. income tax returns for 2016 through 2020, during which years the GE Vernova businesses were part of the consolidated filing. In the first and third quarters of 2026, we were informed by GE of updates to this IRS audit. The resolution could result in additional tax obligations and potential penalties that may be allocated to GE Vernova by GE, in accordance with the TMA. GE has stated the resolution of this matter could be time-consuming and is not likely in the near term. If the resolution is unfavorable, then it could result in material indemnification obligations due from GE Vernova to GE, which are not reasonably estimable at this time and for which no liability has been accrued.
Product Warranties. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,665 million and $1,573 million as of September 30, 2026 and December 31, 2025, respectively.
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
2026 3Q FORM 10-Q 21
industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning, and worker exposure claims exclude possible insurance recoveries.
It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology, and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Our reserves related to environmental remediation and worker exposure claims recorded in All other liabilities were $132 million and $135 million as of
September 30, 2026 and December 31, 2025, respectively.
We record asset retirement obligations associated with the retirement of tangible long-lived assets as a liability in the period in which the obligation is incurred and its fair value can be reasonably estimated. These obligations primarily represent nuclear decommissioning, legal obligations to return leased premises to their initial state, or dismantle and repair specific alterations for certain leased sites. The liability is measured at the present value of the obligation when incurred and is adjusted in subsequent periods. Corresponding asset retirement costs are capitalized as part of the carrying value of the related long-lived assets and depreciated over the asset’s useful life. Our asset retirement obligations were $554 million and $541 million as of September 30, 2026 and December 31, 2025, respectively, and are recorded in All other current liabilities and All other liabilities in our Consolidated Statement of Financial Position. Of these amounts, $474 million and $459 million, respectively, were related to nuclear decommissioning obligations.
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
This table is inclusive of all restructuring charges and the charges are shown below for the business where they originated. Separately, in our reported segment results, major restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges. See Note 24 for further information.

RESTRUCTURING AND OTHER CHARGES	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Workforce reductions	$(9)	$74	$18	$144
Plant closures and associated costs and other asset write-downs	3	5	3	37
Acquisition/disposition net charges and other	14	8	90	17
Total restructuring and other charges	$8	$86	$110	$197

Cost of equipment and services	$(3)	$14	$8	$92
Selling, general, and administrative expenses	10	72	102	105
Total restructuring and other charges	$8	$86	$110	$197

Power	$1	$34	$1	$58
Electrification	5	22	87	49
Wind	1	—	8	52
Other	—	28	14	38
Total restructuring and other charges(a)	$8	$86	$110	$197
(a) Includes $15 million and $14 million for the three months ended and $111 million and $56 million for the nine months ended September
30, 2026 and 2025, respectively, primarily of non-cash impairment, accelerated depreciation, and other charges not reflected in the liability table below.
Liabilities associated with restructuring activities were primarily related to workforce reductions and were recorded in All other current liabilities, All other liabilities, and Non-current compensation and benefits in our Consolidated Statement of Financial Position.

RESTRUCTURING LIABILITIES	2026	2025
Balance as of January 1	$279	$308
Additions	—	141
Payments	(101)	(126)
Foreign exchange and other	(5)	(21)
Balance as of September 30	$173	$302
Total restructuring and other charges incurred for the three and nine months ended September 30, 2026 and 2025 primarily relate to programs to simplify the organizational structure of, reduce operating costs in, and to right-size the businesses. The costs for the three and nine months ended September 30, 2026 also include costs of $9 million and $77 million, respectively, related to the acquisition and integration of the remaining 50% stake of Prolec GE in our Electrification segment. On July 21, 2025, we approved a restructuring plan (the
Plan) accelerating previously announced enterprise transformation activities to reduce general and administrative costs. We have incurred
$172 million of costs in connection with the Plan primarily consisting of termination benefits associated with a reduction in the workforce, with $134 million of the costs resulting in cash expenditures. In the three and nine months ended September 30, 2026, we incurred $(8)
million and $28 million, respectively, of costs related to the Plan, which is now substantially complete.
2026 3Q FORM 10-Q 22
Separation Costs. In connection with the separation from GE, the Company recognized separation costs of $31 million and $43 million for the three months ended and $92 million and $122 million for the nine months ended September 30, 2026 and 2025, respectively, in our
Consolidated Statement of Income (Loss). Separation costs include system implementations, advisory fees, one-time stock option grant, and other one-time costs, which are primarily recorded in Selling, general, and administrative expenses.
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
from acquisitions or dispositions, and certain other non-operational items.
Consistent accounting policies have been applied by all segments for all reporting periods. See Note 1 for a description of our reportable segments.

	Three months ended September 30		Nine months ended September 30
TOTAL SEGMENT REVENUES BY BUSINESS UNIT	2026	2025	2026	2025
Gas Power	$5,117	$3,948	$13,610	$11,464
Nuclear Power	719	664	2,294	1,975
Hydro Power	231	251	613	658
Power	$6,067	$4,863	$16,516	$14,097

Power Transmission	$1,868	$811	$5,124	$2,262
Grid Systems Integration	1,002	677	2,499	1,646
Power Conversion & Storage	569	621	1,585	1,413
Grid Automation & Software	424	456	1,251	1,246
Electrification	$3,862	$2,565	$10,459	$6,566

Onshore Wind	$2,468	$2,453	$5,376	$6,118
Offshore Wind	273	195	824	624
Wind	$2,741	$2,647	$6,200	$6,742
Total segment revenues	$12,671	$10,075	$33,175	$27,405

SEGMENT EBITDA
Three months ended September 30, 2026	Power	Electrification	Wind	Total
Equipment revenues	$2,864	$3,355	$2,121	$8,340
Services revenues	3,196	476	619	4,290
Intersegment revenues	8	31	1	41
Segment revenues	6,067	3,862	2,741	12,671
Other revenues and elimination of intersegment revenues				(29)
Total revenues				12,642
Less:(a)
Cost of revenues(b)	4,152	2,634	2,505
Selling, general, and administrative expenses(b)	497	375	134
Research and development expenses(b)	170	119	37
Other segment items(c)	(50)	(5)	(7)
Segment EBITDA	$1,297	$739	$72	$2,109

Nine months ended September 30, 2026	Power	Electrification	Wind	Total
Equipment revenues	$6,697	$8,952	$4,405	$20,054
Services revenues	9,789	1,424	1,793	13,005
Intersegment revenues	30	83	3	116
Segment revenues	16,516	10,459	6,200	33,175
Other revenues and elimination of intersegment revenues				(91)
Total revenues				33,084
Less:(a)
Cost of revenues(b)	11,656	7,173	6,277
Selling, general, and administrative expenses(b)	1,415	1,070	399
Research and development expenses(b)	455	338	106
Other segment items(c)	(150)	(62)	2
Segment EBITDA	$3,139	$1,939	$(585)	$4,493
2026 3Q FORM 10-Q 23

Three months ended September 30, 2025	Power	Electrification	Wind	Total
Equipment revenues	$1,668	$2,019	$2,194	$5,880
Services revenues	3,113	521	444	4,078
Intersegment revenues	83	25	10	118
Segment revenues	4,863	2,565	2,647	10,075
Other revenues and elimination of intersegment revenues				(107)
Total revenues				9,969
Less:(a)
Cost of revenues(b)	3,663	1,812	2,532
Selling, general, and administrative expenses(b)	449	323	118
Research and development expenses(b)	144	110	43
Other segment items(c)	(45)	(67)	16
Segment EBITDA	$651	$387	$(61)	$977

Nine months ended September 30, 2025	Power	Electrification	Wind	Total
Equipment revenues	$4,549	$5,037	$5,386	$14,971
Services revenues	9,345	1,437	1,329	12,111
Intersegment revenues	203	93	28	324
Segment revenues	14,097	6,566	6,742	27,405
Other revenues and elimination of intersegment revenues				(293)
Total revenues				27,112
Less:(a)
Cost of revenues(b)	10,481	4,589	6,598
Selling, general, and administrative expenses(b)	1,379	960	393
Research and development expenses(b)	386	292	117
Other segment items(c)	(104)	(181)	8
Segment EBITDA	$1,954	$906	$(373)	$2,487
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Intersegment expenses are included within the amounts shown.
(b) Excludes depreciation and amortization expenses.
(c) Primarily includes equity method investment income and other interest and investment income.

RECONCILIATION OF SEGMENT EBITDA TO NET INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Segment EBITDA	$2,109	$977	$4,493	$2,487
Corporate and other(a)	(166)	(166)	(405)	(448)
Restructuring and other charges	(6)	(83)	(109)	(192)
Gains (losses) on purchases and sales of business interests(b)	36	113	4,481	131
Separation costs(c)	(31)	(43)	(92)	(122)
Non-operating benefit income	212	115	465	340
Depreciation and amortization(d)	(439)	(212)	(1,199)	(617)
Interest and other financial income (charges) – net(e)	71	44	171	141
(Provision) benefit for income taxes	(496)	(292)	(1,119)	(510)
Net income (loss)	$1,289	$453	$6,687	$1,209
(a) Includes interest (income) expense of zero and zero and (provision) benefit for income taxes of $3 million and zero for the three months ended September 30, 2026 and 2025, respectively, as well as interest (income) expense of zero and $(1) million and (provision) benefit for income taxes of $(3) million and $(4) million for the nine months ended September 30, 2026 and 2025, respectively, related to our
Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.
(b) Includes a pre-tax gain of $3,992 million in the nine months ended September 30, 2026 related to the acquisition of the remaining 50%
stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value and an expense of
$106 million for the impact of a fair value adjustment to Prolec GE inventory that was recorded in Cost of equipment in the nine months ended September 30, 2026. Includes a pre-tax gain of $366 million related to the sale of our Proficy business in our Electrification segment in the nine months ended September 30, 2026. Also includes unrealized and realized gains related to our interest in China XD
Electric Co., Ltd, which we sold the remainder of in 2026 and was recorded in Net interest and investment income (loss) which is part of
Other income (expense) - net. See Note 19 for further information.
(c) Costs incurred in the separation from GE, including system implementations, advisory fees, one-time stock option grant, and other one-
time costs.
(d) Excludes depreciation and amortization expense related to Restructuring and other charges. Includes amortization of basis differences included in Equity method investment income (loss) which is part of Other income (expense) - net.
(e) Consists of interest and other financial charges, net of interest income, other than financial interest related to our normal business operations primarily with customers.
2026 3Q FORM 10-Q 24

ASSETS BY SEGMENT	September 30, 2026	December 31, 2025
Power	$28,936	$26,847
Electrification	21,664	9,017
Wind	12,331	11,444
Other(a)	23,288	15,709
Total assets	$86,220	$63,016
(a)We classify deferred tax assets as "Other" for purposes of this disclosure.

PROPERTY, PLANT, AND EQUIPMENT ADDITIONS	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Power	$324	$107	$681	$260
Electrification(a)	192	41	1,334	110
Wind	81	61	233	157
Other	42	33	106	68
Total	$640	$243	$2,352	$595
(a)Includes $949 million of Property, plant, and equipment acquired with Prolec GE in the nine months ended September 30, 2026.

DEPRECIATION AND AMORTIZATION	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Power	$123	$116	$359	$347
Electrification	228	25	608	68
Wind	73	56	187	161
Other	15	16	45	47
Total	$439	$213	$1,199	$623
2026 3Q FORM 10-Q 25
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (GAAP), and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information that management believes to be relevant to understanding the financial condition and results of operations of the Company for the three and nine months ended September 30, 2026 and 2025. The below discussion should be read alongside Item 7. "Management’s
Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated and combined financial statements and corresponding notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Unless otherwise noted, tables are presented in U.S. dollars in millions, except for per-share amounts which are presented in U.S. dollars. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Unless otherwise noted, statements related to changes in operating results relate to the corresponding period in the prior year.
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
Trench Group. On October 25, 2026, GE Vernova entered into an agreement with Triton Partners to purchase the Trench Group for approximately 8.0 billion Euros. Trench Group is a global developer, manufacturer, and supplier of specialized high- and medium-voltage electrical components, including bushings, instrument transformers, and coils, with more than 3,000 employees across eleven manufacturing sites. We currently expect to fund the acquisition equally between cash and debt. The acquisition is expected to close in late
2027, subject to the completion of customary regulatory approvals. See Part II, Item 5. Other Information for further information.
Prolec GE. On February 2, 2026, we completed the acquisition of the remaining 50% stake of Prolec GE, our former unconsolidated joint venture with Xignux. We paid cash consideration of $5.2 billion for this acquisition. Prolec GE is an electric industry leader in North
America, with approximately 10,000 employees across seven manufacturing sites in the Americas, including five in the U.S. It produces a wide variety of transformers and transformer components for the generation, transmission, and distribution of electricity, complemented by its broad transformer services offering. Net assets and results of operations of Prolec GE are included in our results commencing on
February 2, 2026 and are reported within the Electrification segment. As a result of this acquisition, we remeasured our previously held equity interest to fair value, with the resulting pre-tax gain of $4.0 billion recognized within Other income (expense) – net in our
Consolidated Statement of Income (Loss) during the first quarter of 2026.
Long-term Borrowings. On February 4, 2026, we issued $2.6 billion aggregate principal amount of senior notes, consisting of $0.6 billion,
$1.0 billion, and $1.0 billion due February 2031, 2036, and 2056, respectively. The proceeds from the debt offering were used for general corporate purposes, including financing a portion of the acquisition of the remaining 50% stake of Prolec GE.
Offshore Wind. At Offshore Wind, we continue to experience pressure related to our project costs and execution timelines, as we deliver on our existing backlog. During the first quarter of 2026, we successfully completed the installation of all remaining wind turbines at the
Vineyard Wind project and have commissioned substantially all wind turbines with the remainder expected to be completed in early 2027.
In the third quarter of 2026, we reached commercial resolution with our customer to resolve outstanding claims and counterclaims.
Tariffs. Throughout 2025 and 2026, the United States and other countries imposed global tariffs. These tariffs have resulted, and any future tariffs will result, in additional costs to us. The total estimated cost impact from the global tariffs as outlined is under $100 million in
2026, after taking into consideration contractual protections and mitigating actions, including pursuing the recovery of certain tariffs. The actual impacts of tariffs may be significantly different than our current estimate. Our estimate is subject to several factors including the amount, duration, and scope and nature of the tariffs, countermeasures that countries take, mitigating or other actions we take, and contractual implications.
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
2026 3Q FORM 10-Q 26
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
RESULTS OF OPERATIONS
Summary of Results. RPO was $196.7 billion and $135.3 billion as of September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, total revenues were $12.6 billion, an increase of $2.7 billion for the quarter. Net income (loss) was $1.3 billion, an increase of $0.8 billion in net income for the quarter, and net income (loss) margin was 10.2%. Diluted earnings (loss) per share was
$4.81 for the three months ended September 30, 2026, an increase in diluted earnings per share of $3.17 for the quarter. Cash flows from
(used for) operating activities were $16.7 billion and $2.5 billion for the nine months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026, Adjusted EBITDA* was $1.9 billion, an increase of $1.1 billion. Free cash flow* was $15.3 billion and $1.9 billion for the nine months ended September 30, 2026 and 2025, respectively.
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
time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs, and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 9 in the Notes to the consolidated financial statements for further information.

RPO	September 30, 2026	December 31, 2025	September 30, 2025
Equipment	$104,054	$64,245	$54,092
Services	92,667	85,993	81,177
Total RPO	$196,721	$150,238	$135,269
As of September 30, 2026, RPO increased $46.5 billion (31%) from December 31, 2025, primarily at Power, due to increases at Gas
Power equipment and services, and increases at Nuclear Power services, partially offset by decreases at Hydro Power equipment; and at
Electrification, due to the acquisition of Prolec GE of $5.0 billion and demand for switchgear and transformers at Power Transmission, and demand for alternating current substation solutions, partially offset by decreases in high-voltage direct current solutions at Grid Systems
Integration; partially offset at Wind, due to a decrease at Offshore Wind as we continue to execute on our contracts and at Onshore Wind due to a decrease in orders primarily in North America. RPO increased $61.5 billion (45%) from September 30, 2025, primarily at Power, due to increases at Gas Power equipment and services, and increases at Nuclear Power services and equipment; and at Electrification, due to the acquisition of Prolec GE of $5.0 billion and demand for switchgear and transformers at Power Transmission, demand for alternating current substation solutions, flexible alternating current transmission systems, and high-voltage direct current solutions at Grid
Systems Integration, and synchronous condensers at Power Conversion & Storage; partially offset at Wind, due to a decrease at Offshore
Wind as we continue to execute on our contracts and at Onshore Wind due to a decrease in orders primarily in North America.

	Three months ended September 30		Nine months ended September 30
REVENUES	2026	2025	2026	2025
Equipment revenues	$8,340	$5,880	$20,053	$14,971
Services revenues	4,302	4,089	13,031	12,141
Total revenues	$12,642	$9,969	$33,084	$27,112
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 27
For the three months ended September 30, 2026, total revenues increased $2.7 billion (27%). Equipment revenues increased at
Electrification, primarily due to the acquisition of Prolec GE and increased volume in switchgear and transformers at Power Transmission, and increased volume in alternating current substation solutions and high-voltage direct current solutions at Grid Systems Integration; and
at Power, due to increases at Gas Power from higher Aeroderivative and Heavy-Duty Gas Turbine deliveries and favorable pricing; partially offset at Wind, primarily at Onshore Wind due to lower deliveries, partially offset by increases at Offshore Wind due to higher deliveries and lower project updates. Services revenues increased at Wind, due to an increase at Onshore Wind from higher transactional volume; and at
Power; partially offset at Electrification.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $1.8 billion (18%), organic equipment revenues* increased $1.5 billion (26%) and organic services revenues* increased $0.2 billion (6%). Organic revenues* increased at Power, Electrification, and Wind.
For the nine months ended September 30, 2026, total revenues increased $6.0 billion (22%). Equipment revenues increased at
Electrification, primarily due to the acquisition of Prolec GE and increased volume in switchgear and transformers at Power Transmission, increased volume in alternating current substation solutions and high-voltage direct current solutions at Grid Systems Integration, and increased volume in power stability at Power Conversion & Storage; and at Power, due to increases at Gas Power from higher
Aeroderivative and Heavy-Duty Gas Turbine deliveries and favorable pricing; partially offset at Wind, primarily at Onshore Wind due to lower deliveries, partially offset by increases at Offshore Wind due to higher deliveries and lower project updates. Services revenues increased at Wind, due to increases at Onshore Wind from higher transactional volume; and at Power, due to increases at Nuclear Power from higher volume and favorable pricing; partially offset at Electrification.
Organic revenues* exclude the effects of acquisitions, dispositions, and foreign currency. Excluding these effects, organic revenues*
increased $3.4 billion (13%), organic equipment revenues* increased $2.6 billion (18%) and organic services revenues* increased $0.8 billion (7%). Organic revenues* increased at Power and Electrification, partially offset at Wind.

	Three months ended September 30		Nine months ended September 30
EARNINGS (LOSS)	2026	2025	2026	2025
Operating income (loss)	$1,394	$366	$2,227	$787
Net income (loss)	1,289	453	6,687	1,209
Net income (loss) attributable to GE Vernova	1,291	452	6,704	1,220
Adjusted EBITDA*	1,943	811	4,089	2,038
Diluted earnings (loss) per share	$4.81	$1.64	$24.81	$4.41
For the three months ended September 30, 2026, operating income (loss) was $1.4 billion, a $1.0 billion increase, primarily due to: an increase in segment results at Power of $0.6 billion, primarily at Gas Power due to favorable pricing and higher volume, partially offset by the impact of inflation; at Electrification of $0.4 billion, primarily at Power Transmission due to the acquisition of Prolec GE, higher volume, productivity, and favorable price, and at Grid Systems Integration due to higher volume and productivity; and at Wind of $0.1 billion, primarily at Offshore Wind due to lower project costs and at Onshore Wind due to the impact of tariff recoveries and Onshore Wind services due to higher transactional volume, partially offset by Onshore Wind equipment due to lower volume; partially offset by an increase in depreciation and amortization expense across all segments of $0.2 billion due to the acquisition of Prolec GE and additional capital expenditures.
Net income (loss) and Net income (loss) margin were $1.3 billion and 10.2%, respectively, for the three months ended September 30, 2026, an increase of $0.8 billion and 5.7%, respectively, for the quarter, primarily due to an increase in operating income (loss) of $1.0 billion, partially offset by an increase in provision for income taxes of $0.2 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $1.9 billion and 15.4%, respectively, for the three months ended September 30,
2026, an increase of $1.1 billion and 7.3%, respectively, primarily driven by increases in segment results at Power, Electrification, and
Wind.
For the nine months ended September 30, 2026, operating income (loss) was $2.2 billion, a $1.4 billion increase, primarily due to: an increase in segment results at Power of $1.2 billion, primarily at Gas Power due to favorable pricing, higher volume, and increased productivity, partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear Power; and
at Electrification of $1.0 billion, primarily at Power Transmission due to the acquisition of Prolec GE, higher volume, productivity, and favorable price, and at Grid Systems Integration due to higher volume; partially offset by a decrease at Wind of $0.2 billion, primarily at
Onshore Wind due to lower equipment deliveries, partially offset by lower costs and higher transactional volume at Onshore Wind services, and the impact of tariff recoveries at Onshore Wind; and an increase in depreciation and amortization expense across all segments of $0.6 billion due to the acquisition of Prolec GE and additional capital expenditures.
Net income (loss) and Net income (loss) margin were $6.7 billion and 20.2%, respectively, for the nine months ended September 30, 2026, an increase of $5.5 billion and 15.7%, respectively, for the year, primarily due to an increase in other income (expense) - net of $4.5 billion driven by a $4.0 billion pre-tax gain related to the acquisition of Prolec GE and a $0.4 billion pre-tax gain related to the sale of our Proficy manufacturing software business (Proficy), and an increase in operating income (loss) of $1.4 billion, partially offset by an increase in provision for income taxes of $0.6 billion.
Adjusted EBITDA* and Adjusted EBITDA margin* were $4.1 billion and 12.4%, respectively, for the nine months ended September 30,
2026, an increase of $2.1 billion and 4.9%, respectively, primarily driven by increases in segment results at Power and Electrification, partially offset at Wind.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 28
SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment EBITDA is determined based on performance measures used by our Chief Operating Decision Maker, who is our Chief Executive Officer (CEO), to
assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude certain non-cash charges, such as depreciation and amortization, impairments and other matters, major restructuring programs, and certain gains and losses from purchases and sales of business interests. Certain corporate costs, including those related to shared services, employee benefits, and information technology (IT), are allocated to our segments based on usage or their relative net cost of operations.

	Three months ended September 30		Nine months ended September 30
SUMMARY OF REPORTABLE SEGMENTS	2026	2025	2026	2025
Power	$6,067	$4,863	$16,516	$14,097
Electrification	3,862	2,565	10,459	6,566
Wind	2,741	2,647	6,200	6,742
Eliminations and other	(29)	(107)	(91)	(293)
Total revenues	$12,642	$9,969	$33,084	$27,112

Segment EBITDA
Power	$1,297	$651	$3,139	$1,954
Electrification	739	387	1,939	906
Wind	72	(61)	(585)	(373)
Corporate and other(a)	(166)	(166)	(405)	(448)
Adjusted EBITDA*(b)	$1,943	$811	$4,089	$2,038
(a) Includes our Financial Services business and other general corporate expenses, including costs required to operate as a stand-alone public company.
(b) See "—Non-GAAP Financial Measures" for additional information related to Adjusted EBITDA*. Adjusted EBITDA* includes interest and other financial income (charges) and the benefit for income taxes of Financial Services as this business is managed on an after-tax basis due to the nature of its investments.
POWER

	Three months ended September 30		Nine months ended September 30
Orders in units	2026	2025	2026	2025
Gas Turbines	112	29	262	114
Heavy-Duty Gas Turbines	55	20	135	69
HA-Turbines	21	13	48	28
Aeroderivatives	57	9	127	45
Gas Turbine Gigawatts	16.6	7.4	36.7	19.6

	Three months ended September 30		Nine months ended September 30
Sales in units	2026	2025	2026	2025
Gas Turbines	32	20	86	60
Heavy-Duty Gas Turbines	19	14	47	44
HA-Turbines	7	6	15	19
Aeroderivatives	13	6	39	16
Gas Turbine Gigawatts	5.3	4.0	12.8	12.2

RPO	September 30, 2026	December 31, 2025	September 30, 2025
Equipment	$54,422	$24,707	$18,977
Services	76,431	69,841	65,239
Total RPO	$130,854	$94,548	$84,216
RPO as of September 30, 2026 increased $36.3 billion (38%) from December 31, 2025, primarily at Gas Power due to increases in equipment and services, and increases at Nuclear Power services, partially offset by decreases at Hydro Power equipment. RPO increased
$46.6 billion (55%) from September 30, 2025, primarily at Gas Power due to increases in equipment and services, and increases at
Nuclear Power services and equipment.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 29

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2026	2025	2026	2025
Gas Power	$5,117	$3,948	$13,610	$11,464
Nuclear Power	719	664	2,294	1,975
Hydro Power	231	251	613	658
Total segment revenues	$6,067	$4,863	$16,516	$14,097

Equipment	$2,870	$1,744	$6,721	$4,740
Services	3,197	3,119	9,796	9,357
Total segment revenues	$6,067	$4,863	$16,516	$14,097

Segment EBITDA	$1,297	$651	$3,139	$1,954
Segment EBITDA margin	21.4%	13.4%	19.0%	13.9%
For the three months ended September 30, 2026, segment revenues were up $1.2 billion (25%) and segment EBITDA was up $0.6 billion (99%).
Segment revenues increased $1.2 billion (25%) organically*, primarily at Gas Power equipment due to higher Aeroderivative and Heavy-
Duty Gas Turbine deliveries and favorable pricing.
Segment EBITDA increased $0.7 billion organically*, primarily at Gas Power due to favorable pricing and higher volume, partially offset by the impact of inflation.
For the nine months ended September 30, 2026, segment revenues were up $2.4 billion (17%) and segment EBITDA was up $1.2 billion (61%).
Segment revenues increased $2.3 billion (17%) organically*, primarily at Gas Power equipment due to higher Aeroderivative and Heavy-
Duty Gas Turbine deliveries and favorable pricing, and increases at Nuclear Power services due to higher volume and favorable pricing.
Segment EBITDA increased $1.2 billion (65%) organically*, primarily at Gas Power due to favorable pricing, higher volume, and increased productivity, partially offset by the impact of inflation and additional expenses to support investments at Gas Power and Nuclear Power.
ELECTRIFICATION

RPO	September 30, 2026	December 31, 2025	September 30, 2025
Equipment	$42,204	$30,508	$26,455
Services	3,943	3,734	3,317
Total RPO	$46,148	$34,242	$29,772
RPO as of September 30, 2026 increased $11.9 billion (35%) from December 31, 2025, primarily due to the acquisition of Prolec GE of
$5.0 billion and demand for switchgear and transformers at Power Transmission, and demand for alternating current substation solutions, partially offset by decreases in high-voltage direct current solutions at Grid Systems Integration. RPO increased $16.4 billion (55%) from
September 30, 2025, primarily due to the acquisition of Prolec GE of $5.0 billion and demand for switchgear and transformers at Power
Transmission, demand for alternating current substation solutions, flexible alternating current transmission systems, and high-voltage direct current solutions at Grid Systems Integration, and synchronous condensers at Power Conversion & Storage.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2026	2025	2026	2025
Power Transmission	$1,868	$811	$5,124	$2,262
Grid Systems Integration	1,002	677	2,499	1,646
Power Conversion & Storage	569	621	1,585	1,413
Grid Automation & Software	424	456	1,251	1,246
Total segment revenues	$3,862	$2,565	$10,459	$6,566

Equipment	$3,377	$2,035	$9,008	$5,100
Services	485	530	1,451	1,466
Total segment revenues	$3,862	$2,565	$10,459	$6,566

Segment EBITDA	$739	$387	$1,939	$906
Segment EBITDA margin	19.1%	15.1%	18.5%	13.8%
For the three months ended September 30, 2026, segment revenues were up $1.3 billion (51%) and segment EBITDA was up $0.4 billion (91%).
Segment revenues increased $0.4 billion (16%) organically*, primarily at Grid Systems Integration due to increased volume in alternating current substation solutions and high-voltage direct current solutions, and at Power Transmission due to increased volume in switchgear and transformers.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 30
Segment EBITDA increased $0.2 billion (57%) organically*, primarily at Grid Systems Integration due to higher volume and productivity, and at Power Transmission due to higher volume, productivity, and favorable price.
For the nine months ended September 30, 2026, segment revenues were up $3.9 billion (59%) and segment EBITDA was up $1.0 billion.
Segment revenues increased $1.5 billion (24%) organically*, primarily at Grid Systems Integration due to increased volume in alternating current substation solutions and high-voltage direct current solutions, at Power Transmission due to increased volume in switchgear and transformers, and at Power Conversion & Storage due to increased volume in power stability.
Segment EBITDA increased $0.6 billion (86%) organically*, primarily at Power Transmission due to higher volume, productivity, and favorable price and at Grid Systems Integration due to higher volume.
WIND

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore Wind orders in units	2026	2025	2026	2025
Wind Turbines	145	156	438	560
Repower Units	481	139	530	344
Wind Turbine and Repower Units Gigawatts	1.5	0.9	2.7	2.7

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore Wind sales in units	2026	2025	2026	2025
Wind Turbines	333	476	823	1,103
Repower Units	251	158	278	444
Wind Turbine and Repower Units Gigawatts	2.1	2.1	4.0	5.1

RPO	September 30, 2026	December 31, 2025	September 30, 2025
Equipment	$7,584	$9,112	$8,782
Services	12,368	12,518	12,726
Total RPO	$19,952	$21,630	$21,508
RPO as of September 30, 2026 decreased $1.7 billion (8%) from December 31, 2025 and decreased $1.6 billion (7%) from September 30,
2025, primarily due to a decrease at Offshore Wind as we continue to execute on our contracts and at Onshore Wind due to a decrease in orders primarily in North America.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND EBITDA	2026	2025	2026	2025
Onshore Wind	$2,468	$2,453	$5,376	$6,118
Offshore Wind	273	195	824	624
Total segment revenues	$2,741	$2,647	$6,200	$6,742

Equipment	$2,121	$2,203	$4,405	$5,412
Services	620	445	1,795	1,331
Total segment revenues	$2,741	$2,647	$6,200	$6,742

Segment EBITDA	$72	$(61)	$(585)	$(373)
Segment EBITDA margin	2.6%	(2.3)%	(9.4)%	(5.5)%
For the three months ended September 30, 2026, segment revenues were up $0.1 billion (4%) and segment EBITDA was up $0.1 billion.
Segment revenues increased $0.1 billion (3%) organically*, primarily at Onshore Wind services due to increased transactional volume and at Offshore Wind due to higher deliveries and lower project updates, partially offset by Onshore Wind equipment due to lower deliveries.
Segment EBITDA increased $0.1 billion organically*, primarily at Offshore Wind due to lower project costs, and at Onshore Wind due to the impact of tariff recoveries and Onshore Wind services due to higher transactional volume, partially offset by Onshore Wind equipment due to lower volume in North America.
For the nine months ended September 30, 2026, segment revenues were down $0.5 billion (8%) and segment EBITDA was down
$0.2 billion (57%).
Segment revenues decreased $0.6 billion (9%) organically*, primarily at Onshore Wind equipment due to lower deliveries, partially offset by increases at Onshore Wind services due to increased transactional volume and Offshore Wind due to higher deliveries and lower project updates.
Segment EBITDA decreased $0.2 billion (67%) organically*, primarily at Onshore Wind due to lower equipment deliveries in North America, partially offset by lower costs and higher transactional volume at Onshore Wind services, and the impact of tariff recoveries at Onshore
Wind.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 31
OTHER INFORMATION
Gross Profit and Gross Margin. Gross profit was $3.1 billion and $1.9 billion for the three months ended and $7.2 billion and $5.2 billion for the nine months ended September 30, 2026 and 2025, respectively. Gross margin was 24.6% and 19.0% for the three months ended and 21.9% and 19.2% for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross profit for the quarter was due to an increase at Power due to favorable pricing and higher volume at Gas Power, partially offset by the impact of inflation; at
Electrification due to the acquisition of Prolec GE and higher volume, productivity, and favorable price at Power Transmission and Grid
Systems Integration; and at Wind primarily at Offshore Wind due to lower project costs and at Onshore Wind due to the impact of tariff recoveries and Onshore Wind services due to higher transactional volume, partially offset at Onshore Wind equipment due to lower volume in North America. The increase in gross profit for the year was due to increases at Power and Electrification due to the reasons described above, partially offset at Wind due to lower equipment deliveries at Onshore Wind, partially offset by lower costs and higher transactional volume at Onshore Wind services, and the impact of tariff recoveries at Onshore Wind.
Selling, General, and Administrative. Selling, general, and administrative costs were $1.4 billion and $1.2 billion for the three months ended and $4.0 billion and $3.6 billion for the nine months ended and comprised 10.7% and 12.3% of revenues for the three months ended and 12.2% and 13.3% of revenues for the nine months ended September 30, 2026 and 2025, respectively. Selling, general, and administrative costs increased $0.1 billion for the quarter and $0.4 billion for the year, primarily due to incremental costs associated with the acquisition of Prolec GE and labor inflation, partially offset by cost reduction activities.
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
Interest and Other Financial Income (Charges) – Net. Interest and other financial income (charges) – net was $0.1 billion and less than
$0.1 billion in income for the three months ended and $0.2 billion and $0.1 billion in income for the nine months ended September 30, 2026 and 2025, respectively. The increase in income for the quarter and for the year was primarily due to a higher average balance of invested funds, partially offset by higher interest expense on borrowings. The primary components of net interest and other financial income
(charges) are fees on cash management activities and credit facilities, interest on borrowings, and interest earned on cash balances and short-term investments.
Income Taxes. Our effective tax rate was 27.7% for the three months ended September 30, 2026. The effective tax rate was higher than the U.S. statutory rate of 21% primarily due to losses providing no tax benefit in certain jurisdictions and U.S. tax effects of income earned in foreign jurisdictions, partially offset by an income tax benefit from tax law changes.
Our effective tax rate was 14.4% for the nine months ended September 30, 2026. The effective tax rate was lower than the U.S. statutory rate of 21% primarily due to a nontaxable gain on the acquisition of Prolec GE, income tax benefits from stock-based compensation and tax law changes, partially offset by losses providing no tax benefit in certain jurisdictions and U.S. tax effects of income earned in foreign jurisdictions.
Our effective tax rate was 39.2% and 29.8% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was higher than the U.S. statutory rate of 21% in both periods primarily due to losses providing no tax benefit in certain jurisdictions and the finalization of the Company's pre-separation from GE tax attributes that increased the Company's current provision for income taxes, partially offset by an income tax benefit from stock-based compensation.
CAPITAL RESOURCES AND LIQUIDITY. As of September 30, 2026, our Cash, cash equivalents, and restricted cash was $16.8 billion, $0.4 billion of which was restricted use cash. In addition, we have access to a $3.0 billion committed revolving credit facility
(Revolving Credit Facility). See “—Capital Resources and Liquidity—Debt” for further information. We believe our unrestricted cash, cash equivalents, future cash flows generated from operations, and committed credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months.
We repurchased 1.7 million shares and 6.0 million shares for $1.6 billion and $5.3 billion during the three months and nine months ended
September 30, 2026, respectively, under our share repurchase program. On October 28, 2026, we announced that our Board of Directors increased our share repurchase authorization to $20.0 billion of common stock. Cumulatively, as of September 30, 2026, we have repurchased $8.6 billion of common stock over the life of the program. Although we intend to fund priorities that profitably grow the
Company and return capital to stockholders through dividends and share repurchases as part of our capital allocation strategy, we are not obligated to pay cash dividends or to repurchase a specified or any number or dollar value of shares under our share repurchase program.
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
Consolidated Statement of Cash Flows. The most significant source of cash flows from operations is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating uses of cash are to pay our suppliers, employees, and tax authorities. We measure ourselves on a free cash flow* basis. We believe that free cash flow* provides management and investors with an important measure of our ability to generate cash subsequent to fulfilling our capital obligations;
however, free cash flow* does not delineate funds available for discretionary uses as it does not deduct the payments required for certain investing and financing activities.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 32
We typically invest in property, plant, and equipment (PP&E) over multiple periods to support new product introductions and increases in manufacturing capacity and to perform ongoing maintenance of our manufacturing operations. We believe that while PP&E expenditures will fluctuate period to period, we will need to maintain a material level of net PP&E spend to maintain ongoing operations and growth of the business.

	Nine months ended September 30
FREE CASH FLOW (NON-GAAP)	2026	2025
Cash from (used for) operating activities (GAAP)	$16,737	$2,508
Add: Gross additions to property, plant, and equipment and internal-use software	(1,430)	(606)
Free cash flow (Non-GAAP)	$15,307	$1,902
Cash from operating activities was $16.7 billion and $2.5 billion for the nine months ended September 30, 2026 and 2025, respectively.
Cash from operating activities increased by $14.2 billion in 2026 compared to 2025, primarily driven by higher customer payment activity and improved profitability. The increase was primarily driven by: an increase from contract liabilities and current deferred income of $17.1 billion, primarily due to higher down payments on orders and slot reservation agreements at Power, higher down payments at
Electrification, and lower revenue recognition at Wind; higher net income (after adjusting for depreciation of PP&E, amortization of intangible assets, (gains) losses on purchases and sales of business interests, and provision (benefit) for income taxes) of $2.3 billion; an increase from accounts payable of $1.0 billion, driven by growth and a higher impact related to decreases in prepayments across all segments; partially offset by higher income taxes paid of $(2.2) billion; a decrease from current receivables of $(2.2) billion, primarily due to higher net billings across all segments; a decrease from inventories of $(1.0) billion, primarily due to higher build at Power and Wind; and
voluntary payments of $(0.9) billion related to pension and retiree benefit plans in 2026.
Cash from operating activities of $16.7 billion for the nine months ended September 30, 2026 included a $17.0 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of $19.5 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments at Electrification; and
accounts payable and equipment project payables of $1.5 billion, due to purchases of materials outpacing disbursements, including a decrease in prepayments, at Electrification and Power; partially offset by inventories of $(2.1) billion, due to higher volume to support fulfillment and future deliveries, primarily at Power and Wind; and current receivables of $(1.7) billion, driven by net billings across all segments.
Cash from operating activities of $2.5 billion for the nine months ended September 30, 2025 included a $1.8 billion inflow from changes in working capital. The cash inflow from changes in working capital was primarily driven by: contract liabilities and current deferred income of
$2.4 billion, driven by down payments on orders and slot reservation agreements at Power, and down payments and collections at
Electrification, partially offset by higher net revenue recognition at Wind; accounts payable and equipment project payables of $0.6 billion, driven by reductions in prepayments and purchases of materials outpacing disbursements primarily at Electrification; current receivables of
$0.6 billion, driven by lower billings and higher utilization of supplier advances at Wind, and collections outpacing billings at Power, including a decrease in past dues; partially offset by inventories of $(1.0) billion, primarily due to volume to support fulfillment and deliveries expected in the fourth quarter of 2025 and in 2026 primarily at Gas Power and Onshore Wind; and current contract assets of $(0.7) billion, driven by revenue recognition exceeding billings on our equipment and other service agreements.
Cash from (used for) investing activities was $(4.7) billion and $(0.4) billion for the nine months ended September 30, 2026 and 2025, respectively. Cash used for investing activities increased by $4.3 billion in 2026 compared to 2025 primarily driven by: net cash paid for the acquisition of the remaining 50% stake of Prolec GE of $4.8 billion (net of cash acquired); and higher additions to PP&E and internal-use software of $0.8 billion; partially offset by proceeds from sales of our remaining interest in China XD Electric Co., Ltd. in 2026 of $0.7 billion, which is included in All other investing activities; proceeds (net of cash transferred) from the sale of our Proficy business of $0.6 billion; and
higher dispositions of PP&E of $0.2 billion. Cash used for additions to PP&E and internal-use software, which is a component of free cash flow*, was $1.4 billion and $0.6 billion for the nine months ended September 30, 2026 and 2025, respectively.
Cash from (used for) financing activities was $(4.1) billion and $(2.6) billion for the nine months ended September 30, 2026 and 2025, respectively. Cash used for financing activities increased by $1.4 billion in 2026 compared to 2025 primarily driven by: higher cash settlements for share repurchases of $3.1 billion; the repayment of debt acquired in the Prolec GE transaction of $0.4 billion and higher withholding tax payments on equity stock awards of $0.3 billion, which are both included in All other financing activities; and higher dividends paid of $0.2 billion; partially offset by net cash from newly issued long-term debt of $2.6 billion in 2026.
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
Debt. Total debt, excluding finance leases, was $2.6 billion and less than $0.1 billion as of September 30, 2026 and December 31, 2025, respectively, an increase of $2.5 billion, primarily due to long-term debt issued on February 4, 2026. We have a $3.0 billion Revolving Credit
Facility to fund near-term intra-quarter working capital needs as they arise. In addition, we have a $3.0 billion committed trade finance facility (Trade Finance Facility, and together with the Revolving Credit Facility, the Credit Facilities). The Trade Finance Facility has not
been and is not expected to be utilized, and does not contribute to direct liquidity. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. For further information about the Credit Facilities, refer to our Current Report on Form 8-K, filed with the SEC on April 2, 2024, and see Note 14 in the Notes to the
consolidated financial statements.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 33
Credit Ratings and Conditions. Interest and fees payable by us under the Revolving Credit Facility are determined in part by our credit ratings, and our credit ratings and market conditions will influence any future debt financing and may impact our commercial activities and arrangements. S&P Global Ratings (S&P) and Fitch Ratings (Fitch) have issued credit ratings for the Company. On August 12, 2026, Fitch upgraded GE Vernova Inc.'s long-term credit rating to A- from BBB+ and issued a Stable outlook. Our credit ratings as of the date of this filing are set forth in the following table.

	S&P	Fitch
Outlook	Positive	Stable
Long-term	BBB	A-
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
As of September 30, 2026, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $5.4 billion, an over 85% reduction since the separation. We expect approximately $4 billion of the RPO related to GE credit support obligations to contractually mature by December 31, 2029. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts.
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
CRITICAL ACCOUNTING ESTIMATES. To prepare our consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. See Item 7. "Management’s Discussion and Analysis of Financial Condition and
Results of Operations—Critical Accounting Estimates" and Note 2 in the Notes to our audited consolidated and combined financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional discussion of accounting policies and critical accounting estimates.
Except as described below, there have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our audited consolidated and combined financial statements and notes thereto for the fiscal year ended December
31, 2025 in our Annual Report on Form 10-K.
2026 3Q FORM 10-Q 34
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
NON-GAAP FINANCIAL MEASURES. The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance and our liquidity that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding
GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors greater transparency to the information used by management for its operational decision-making and allow investors to see our results “through the eyes of management.” We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as one basis for financial, operational, and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.
Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with GAAP. Readers should review the reconciliations below, and above with respect to free cash flow, and should not rely on any single financial measure to evaluate our business. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.
We believe the organic measures presented below provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions, and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
Three months ended September 30	2026	2025	V%	2026	2025	V%	2026	2025	V pts
Power (GAAP)	$6,067	$4,863	25%	$1,297	$651	99%	21.4%	13.4%	8.0pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	6	5		27	33
Power organic (Non-GAAP)	$6,061	$4,858	25%	$1,271	$619	F	21.0%	12.7%	8.3pts

Electrification (GAAP)	$3,862	$2,565	51%	$739	$387	91%	19.1%	15.1%	4.0pts
Less: Acquisitions	945	1		212	(3)
Less: Business dispositions	—	43		—	60
Less: Foreign currency effect	3	3		7	(2)
Electrification organic (Non-GAAP)	$2,914	$2,518	16%	$521	$332	57%	17.9%	13.2%	4.7pts

Wind (GAAP)	$2,741	$2,647	4%	$72	$(61)	F	2.6%	(2.3)%	4.9pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	12	6		(25)	(45)
Wind organic (Non-GAAP)	$2,729	$2,642	3%	$97	$(17)	F	3.6%	(0.6)%	4.2pts
(a) Includes intersegment sales of $41 million and $118 million for the three months ended September 30, 2026 and 2025, respectively.
See Note 24 in the Notes to the consolidated financial statements for further information.
2026 3Q FORM 10-Q 35

ORGANIC REVENUES, EBITDA, AND EBITDA MARGIN BY SEGMENT (NON-GAAP)
	Revenue(a)			Segment EBITDA			Segment EBITDA margin
Nine months ended September 30	2026	2025	V%	2026	2025	V%	2026	2025	V pts
Power (GAAP)	$16,516	$14,097	17%	$3,139	$1,954	61%	19.0%	13.9%	5.1pts
Less: Acquisitions	—	—		2	1
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	103	12		15	65
Power organic (Non-GAAP)	$16,414	$14,084	17%	$3,122	$1,888	65%	19.0%	13.4%	5.6pts

Electrification (GAAP)	$10,459	$6,566	59%	$1,939	$906	F	18.5%	13.8%	4.7pts
Less: Acquisitions	2,291	1		508	(3)
Less: Business dispositions	26	125		54	160
Less: Foreign currency effect	182	16		(4)	7
Electrification organic (Non-GAAP)	$7,960	$6,424	24%	$1,381	$742	86%	17.3%	11.6%	5.7pts

Wind (GAAP)	$6,200	$6,742	(8)%	$(585)	$(373)	(57)%	(9.4)%	(5.5)%	(3.9)pts
Less: Acquisitions	—	—		—	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	72	(18)		(102)	(83)
Wind organic (Non-GAAP)	$6,128	$6,760	(9)%	$(483)	$(290)	(67)%	(7.9)%	(4.3)%	(3.6)pts
(a) Includes intersegment sales of $116 million and $324 million for the nine months ended September 30, 2026 and 2025, respectively.
See Note 24 in the Notes to the consolidated financial statements for further information.

	Three months ended September 30			Nine months ended September 30
ORGANIC REVENUES (NON-GAAP)	2026	2025	V%	2026	2025	V%
Total revenues (GAAP)	$12,642	$9,969	27%	$33,084	$27,112	22%
Less: Acquisitions	945	1		2,291	1
Less: Business dispositions	—	43		26	125
Less: Foreign currency effect	22	14		356	11
Organic revenues (Non-GAAP)	$11,676	$9,911	18%	$30,411	$26,976	13%

	Three months ended September 30			Nine months ended September 30
EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2026	2025	V%	2026	2025	V%
Total equipment revenues (GAAP)	$8,340	$5,880	42%	$20,053	$14,971	34%
Less: Acquisitions	921	—		2,223	—
Less: Business dispositions	—	—		—	—
Less: Foreign currency effect	16	9		220	(4)
Equipment organic revenues (Non-GAAP)	$7,404	$5,871	26%	$17,609	$14,975	18%

Total services revenues (GAAP)	$4,302	$4,089	5%	$13,031	$12,141	7%
Less: Acquisitions	25	1		68	1
Less: Business dispositions	—	43		26	125
Less: Foreign currency effect	6	6		136	15
Services organic revenues (Non-GAAP)	$4,272	$4,039	6%	$12,801	$12,001	7%
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
unaffected by the items for which the measures adjust.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 36

	Three months ended September 30			Nine months ended September 30
ADJUSTED EBITDA AND ADJUSTED EBITDA MARGIN (NON- GAAP)	2026	2025	V%	2026	2025	V%
Net income (loss) (GAAP)	$1,289	$453	F	$6,687	$1,209	F
Add: Restructuring and other charges	6	83		109	192
Add: (Gains) losses on purchases and sales of business interests(a)	(36)	(113)		(4,481)	(131)
Add: Separation costs(b)	31	43		92	122
Add: Non-operating benefit income	(212)	(115)		(465)	(340)
Add: Depreciation and amortization(c)	439	212		1,199	617
Add: Interest and other financial (income) charges – net(d)(e)	(71)	(44)		(171)	(141)
Add: Provision (benefit) for income taxes(e)	496	292		1,119	510
Adjusted EBITDA (Non-GAAP)	$1,943	$811	F	$4,089	$2,038	F

Net income (loss) margin (GAAP)	10.2%	4.5%	5.7 pts	20.2%	4.5%	15.7 pts
Adjusted EBITDA margin (Non-GAAP)	15.4%	8.1%	7.3 pts	12.4%	7.5%	4.9 pts

(a) Includes a pre-tax gain of $3,992 million in the nine months ended September 30, 2026 related to the acquisition of the remaining 50%
stake in Prolec GE from Xignux as a result of the remeasurement of our previously held equity interest to fair value and an expense of
$106 million for the impact of a fair value adjustment to Prolec GE inventory that was recorded in Cost of equipment in the nine months ended September 30, 2026. Includes a pre-tax gain of $366 million related to the sale of our Proficy business in our Electrification segment in the nine months ended September 30, 2026. Also includes unrealized and realized (gains) losses related to our interest in
China XD Electric Co., Ltd, which we sold the remainder of in 2026 and was recorded in Net interest and investment income (loss)
which is part of Other income (expense) - net. See Note 19 for further information.
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
(e) Excludes interest (income) expense of zero and zero and provision (benefit) for income taxes of $(3) million and zero for the three months ended September 30, 2026 and 2025, respectively, as well as excludes interest (income) expense of zero and $(1) million and provision (benefit) for income taxes of $3 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively, related to our Financial Services business which, because of the nature of its investments, is measured on an after-tax basis.

	Three months ended September 30			Nine months ended September 30
ADJUSTED ORGANIC EBITDA AND ADJUSTED ORGANIC EBITDA MARGIN (NON-GAAP)	2026	2025	V%	2026	2025	V%
Adjusted EBITDA (Non-GAAP)	$1,943	$811	F	$4,089	$2,038	F
Less: Acquisitions	210	(3)		509	(2)
Less: Business dispositions	—	60		54	160
Less: Foreign currency effect	12	(15)		(112)	(13)
Adjusted organic EBITDA (Non-GAAP)	$1,721	$770	F	$3,638	$1,894	92%

Adjusted EBITDA margin (Non-GAAP)	15.4%	8.1%	7.3 pts	12.4%	7.5%	4.9 pts
Adjusted organic EBITDA margin (Non-GAAP)	14.7%	7.8%	6.9 pts	12.0%	7.0%	5.0 pts
See "—Capital Resources and Liquidity” for discussion of free cash flow*.
*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 37
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to market risk primarily from fluctuations of foreign currency exchange rates, interest rates, and commodity prices. These exposures are managed and mitigated with the use of financial instruments, including derivatives contracts. We apply policies to manage these risks, including prohibitions on speculative activities. The effects of foreign currency fluctuations on earnings were less than $(0.1) billion for both the three months ended September 30, 2026 and 2025, and $(0.1) billion and less than $0.1 billion for the nine months ended September 30, 2026 and 2025, respectively. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for
the fiscal year ended December 31, 2025 for more information about foreign exchange risk, interest rate risk, and commodity risk.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026, and that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. The Company has completed its exit from all transition service agreements with
General Electric Company as of September 30, 2026, including those related to information technology systems that impact financial reporting. Consequently, responsibility for the execution of all related internal controls has transferred to the Company.
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
Other than those discussed in the preceding sentences, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
2026 3Q FORM 10-Q 38
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. On December 9, 2025, we announced that the Board of Directors had authorized an increase of our repurchase program to $10 billion of common stock repurchases, from the prior authorization of $6 billion, which was announced on December 10, 2024. On October 28, 2026, we announced that our Board of
Directors further increased our share repurchase authorization to $20 billion of common stock. The repurchase program may be suspended or discontinued at any time and does not have an expiration date. We repurchased 1.7 million shares for $1,630 million during the three months ended September 30, 2026 under this authorization.
The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of our share repurchase program (in thousands)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (in millions)
July	437	$1,014.65	437	$2,593
August	594	944.76	594	2,032
September	687	910.18	687	1,407
Total	1,718	$948.72	1,718
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.
ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.
ITEM 5. OTHER INFORMATION.
Director and Officer Trading Arrangements. None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange
Act) adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.
Disclosure provided pursuant to Item 8.01 of Form 8-K. Other Events. On October 25, 2026, GE Vernova Inc. (the “Company”) entered into a Sale and Purchase Agreement (the “Agreement”) with Triton Partners to acquire the Trench Group (the “Acquisition”) for approximately €8.0 billion (the “Purchase Price”).
Trench Group is a global developer, manufacturer, and supplier of specialized high- and medium-voltage electrical components, including bushings, instrument transformers, and coils, with more than 3,000 employees across eleven manufacturing sites.
The transaction is expected to close in late 2027, subject to the satisfaction of customary closing conditions, including regulatory approvals.
The Company has agreed to pay a customary termination fee if regulatory approvals are not obtained within specified timeframes. If the fee becomes payable, it would be paid no earlier than the second half of 2027.
The Agreement includes a fixed purchase price mechanism with relevant protections and customary representations, warranties, and interim operating covenants for transactions of this nature.
The Company currently expects to fund the Purchase Price equally between cash and debt.
2026 3Q FORM 10-Q 39
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
10.1 Resignation Agreement with Kenneth Parks (filed herewith).†*
10.2 Offer Letter with Claire McDonough (filed herewith).*
31.1 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2 Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1 Section 1350 certification (furnished herewith).
101.1 The following materials from GE Vernova Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (ii) Consolidated Statement of Financial Position at September 30, 2026 and December 31, 2025,
(iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) Consolidated Statement of
Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (v) Consolidated Statement of
Changes in Equity for the three and nine months ended September 30, 2026 and 2025, and (vi) Notes to Consolidated Financial
Statements.

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
2026 3Q FORM 10-Q 40
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2026	/s/ Matthew J. Potvin
Date	Matthew J. Potvin Vice President, Controller and Chief Accounting Officer Principal Accounting Officer